Form 10KSB
period 2005-12-31
National Health Partners Inc
filed 2006-03-31
CIK 1306109

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        For the fiscal year ended:  December 31, 2005
                                                    -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                        For the transition period from _________ to __________.

                        Commission File Number:  000-51731
                                                 ---------

                         NATIONAL HEALTH PARTNERS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Indiana                                   04-3786176
     ---------------------------------                  ------------------
       (State or Other Jurisdiction                     (I.R.S. Employer
     of Incorporation or Organization)                  Identification No.)

       120 Gibraltar Road, Suite 107
               Horsham, PA                                   19044
 ----------------------------------------                 ----------
 (Address of Principal Executive Offices)                 (Zip Code)

                                 (215) 682-7114
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
    Title of Each Class                           On Which Registered
    -------------------                          ---------------------
          None                                            None
    -------------------                          ---------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                  ----------------------------------------------
                                (Title of Class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

         The issuer's revenues for its most recent fiscal year were: $245,973.

         The aggregate market value of the voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold on March 30, 2006, was $6,795,150.

         As of March 30, 2006, 21,728,825 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
Item 1.     Description of Business...............................................................................2

Item 2.     Description of Property..............................................................................35

Item 3.     Legal Proceedings....................................................................................35

Item 4.     Submission of Matters to a Vote of Security Holders..................................................36


PART II

Item 5.     Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of
             Equity Securities...................................................................................36

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations................40

Item 7.     Financial Statements.................................................................................53

Item 8.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................53

Item 8A.    Controls and Procedures..............................................................................53

Item 8B.    Other Information....................................................................................54


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
             the Exchange Act....................................................................................55

Item 10.    Executive Compensation...............................................................................58

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......64

Item 12.    Certain Relationships and Related Transactions.......................................................67

Item 13.    Exhibits.............................................................................................69

Item 14.    Principal Accountant Fees and Services...............................................................74

Index to Financial Statements...................................................................................F-1

                              --------------------

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

         These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

     o   our ability to fund future growth and implement our business strategy;

     o   demand for and acceptance of our CARExpress membership programs;

     o our dependence on a limited number of preferred provider organizations ("PPOs") and other provider networks for healthcare providers;

     o our dependence upon a limited number of marketing and distribution partners for substantially all of our revenue;

     o our ability to develop and expand the market for our CARExpress membership programs;

     o   our ability to market our CARExpress membership programs;

     o   growth and market acceptance of the health savings industry;

     o   competition in the health savings industry and our markets;

     o   our ability to attract and retain qualified personnel;

     o   legislative or regulatory changes in the healthcare industry;

     o   the condition of the securities and capital markets;

     o general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth under the captions "Risk Factors" and "Management's Discussions an Analysis of Financial Condition and Results of Operations" in this report.

         All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         National Health Partners, Inc. (d/b/a "International Health Partners, Inc.") is a national healthcare savings organization founded in 1989 and reorganized in 2001 by healthcare professionals to address the need for affordable healthcare nationwide. We create, market and sell discount healthcare membership programs to predominantly underserved markets in the healthcare industry through a national healthcare savings network called CARExpress ("CARExpress").

         CARExpress is a network of hospitals, doctors, dentists, pharmacists and other healthcare providers comprised of over 1,000,000 medical professionals that have agreed to render their services and products to CARExpress members at discounted prices. CARExpress enables people to engage in point-of-service transactions directly with these providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds.

         Our programs offer savings on healthcare services to persons who are uninsured, underinsured, or who have elected to purchase only high deductible or limited benefit medical insurance policies by providing access to the same PPOs that are utilized by employers that self-fund at least a portion of their employees' healthcare costs. Our programs are also used to supplement benefit plans and fill in the gaps created by the need to reduce health benefits to keep the costs of health insurance reasonable. These programs are sold through a network marketing strategy under the name CARExpress, through resellers that privately label or co-brand our CARExpress membership programs, and through employers as part of their employee benefit plans.

HEALTHCARE INDUSTRY

         The U.S. Department of Commerce estimates that 15.6% of all Americans, or 45 million individuals, were without health insurance coverage in 2003, up from 15.2%, or 43.6 million individuals, in 2002, an increase of 1.4 million people. The percentage of people working full-time without health insurance in 2003 was 17.5%, an increase from 16.8% in 2002. Several factors have contributed to the increase in the cost of healthcare, including the following:

         Over Utilization of the Healthcare System. American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and HMOs are structured to encourage usage. Small co-payments, generally from $10 or $15 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves as having to pay the full cost of the medical products and services received.

         Strict State Insurance Regulations. A number of insurance companies have pulled out of certain states due to state regulations that no longer provide a viable operating environment. As a result of these health coverage cancellations, those formerly insured individuals and families are required to pay more for their insurance coverage, cannot obtain any coverage because of pre-existing conditions, or simply remain uninsured.

         Escalating Tensions Between Medical Providers and Payors. Tensions between medical providers and payors are escalating. The medical decision is often no longer in the hands of the doctor and the patient. Rather, administrators at HMOs and insurance companies determine the procedures to be performed through their coverage policies. In addition, doctors and hospitals, having experienced decreases in their income and profits, are demanding higher compensation, particularly from HMOs.

         These increasing costs have led to limitations on reimbursement from insurance companies, HMOs and government sources and have generated demand for products and services designed to control healthcare costs. Many employers have responded to the increased cost of providing health insurance to their employees by reducing or eliminating available insurance coverage and/or by requiring employees to contribute heavily to premiums, especially for family members.

         As a result, more Americans are being forced to self-insure and pay a growing portion of the cost of their healthcare. Some are entirely uninsured. Others can only afford or choose only a high deductible or limited benefit health insurance policy. In either case, this patient population increasingly forgoes medical procedures or relies on emergency care for its healthcare needs and often incurs prohibitive expenses. Additionally, costs of healthcare (in doctors' offices and hospitals) for this patient population are often far higher than the amount an insurance company would pay for the same healthcare services for its insureds. The uninsured and underinsured patients have had no one to negotiate healthcare service costs on their behalf.

         We believe market demand is significant for any product that can accomplish one or more of the following:

     o provide a low-cost alternative to health insurance for the 90-plus million Americans who have either no insurance or only catastrophic insurance coverage;

     o provide small businesses that do not provide health benefits to employees with an affordable way to provide benefits to their employees;

     o reduce the cost of claims and re-insurance premiums for large corporations, unions and insurance companies;

     o provide quality care at a price that is both affordable to consumers and that will pay providers a reasonable fee for their services; and

     o provide supplemental benefits, such as dental, vision, elective surgery, chiropractic and alternative care, that are not covered by insurance plans.

HEALTH SAVINGS INDUSTRY

         The need for solutions to the problems facing the healthcare industry led to the development of the health savings industry. The health savings industry is generally comprised of organizations that offer discount health programs to uninsured and underinsured individuals that enable these individuals to purchase the healthcare products and services they need at discounted prices. Discount health programs provide these individuals with a low-cost alternative to insurance that assist them in reducing their out-of-pocket healthcare costs. Discount health programs are typically offered to these individuals in the form of traditional membership service programs.

OUR CAREXPRESS HEALTHCARE SOLUTION

Overview

         We offer discount healthcare membership programs designed in response to the growing number of people who can no longer obtain adequate health insurance. Our programs provide a lower-cost, non-insurance alternative to individuals who are seeking to reduce their out-of-pocket healthcare costs not covered by insurance or who are unable to obtain healthcare insurance due to their medical history, age or occupation. For a monthly fee, our members are able to pay discounted prices that are typically between 10% and 50% off the retail price of participating healthcare provider products and services. Acceptance into our health programs is unrestricted and our programs may be utilized by the member's entire household.

Our CARExpress Membership Programs

         We design and offer our discount healthcare membership programs for uninsured and underinsured individuals. Our membership programs encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic services, alternative care, 24-hour nurseline, medical supplies and equipment, and long-term care facilities, which include skilled nursing facilities, assisted living facilities, respite care and home health care. We offer our programs through a national healthcare savings network called CARExpress. We provide CARExpress members with access to healthcare providers affiliated with PPOs such as CareMark, Cigna, Optum, Integrated Health, Three Rivers, International Med-Care and Careington International through which our members can utilize the products and services of over 1,000,000 healthcare providers in the United States. Our CARExpress membership programs enable people across the country to utilize just about any type of healthcare service wherever it is available, whether the person needs a comprehensive healthcare package or simply needs supplemental healthcare benefits, such as dental or vision care or prescriptions.

         We sell our CARExpress membership programs directly and indirectly through marketing representatives, brokers and other third parties. Our programs typically range in price from $9.95 to $39.95 per month, depending upon the program selected. We also offer features to encourage potential members to try out our CARExpress membership programs, including refund guarantees and "trial" periods of free or discounted membership. Healthcare products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of our customers. The discounted prices paid by our members typically range from between 10% and 50% off providers' usual and customary fees. Our CARExpress membership programs require members to pay the provider at the time of service, thereby eliminating the need to file any insurance claims. These discounts are designed to save the individual substantially more than the cost of the program itself.

         Our CARExpress membership programs are not insurance. There is no undertaking by us to pay a portion of any fee for services or prescriptions purchased using our CARExpress membership cards. Rather, our CARExpress membership programs provide consumers with access to healthcare providers who, through their affiliations with PPOs, have agreed in advance to honor our CARExpress membership cards and accept the discounted fees set by the PPOs. CARExpress members simply present their CARExpress membership card to the participating provider at the time of the service to receive the discounted price.

         We believe that millions of Americans can benefit in some manner from joining CARExpress, whether they have health insurance or not. We believe that our CARExpress membership programs are most attractive to the following people and organizations:

     o people without insurance coverage, including self-employed individuals and part-time or temporary employees;

     o   people with gaps in their insurance coverage;

     o people who have been turned down for insurance coverage due to a pre-existing condition clause;

     o people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons;

     o people who have reached the yearly and/or lifetime benefit limits of their insurance policy;

     o people who choose alternative healthcare solutions that are often not covered by HMOs, PPOs, or other insurance, or who seek providers not covered by their present health plans;

     o small business owners who want to provide their employees with a low-cost healthcare program;

     o employees whose employers have terminated or curtailed employee health benefits;

     o people who may be underinsured because of restrictions or provisions in their managed care plans, such as limited coverage, high deductibles or co-insurance limits;

     o small businesses, chambers of commerce, employers of temporary or part-time personnel and other businesses seeking affordable health benefits for their employees in order to promote employee loyalty and differentiate their companies in the marketplace; and

     o unions, associations, trade groups and other organizations seeking to increase membership and promote member/customer loyalty by providing or offering a discount health benefit.

How CARExpress Works

         People gain access to our network of healthcare providers by paying us monthly membership fees. Most members pay for our programs on a monthly basis, either through automatic bank drafts or credit cards. People who do not wish to use either of these payment methods are required to pay annually at the time of enrollment. Groups of 20 or more can also choose to be billed on a monthly basis. Members may cancel their membership at any time by returning their identification cards, along with a written notice of cancellation. We offer a 30-day money-back guarantee so that if a member is not completely satisfied with the program, the member will be refunded the program fee upon the return of the identification cards. Upon enrollment, new members receive a membership kit that includes instructions on using the program, provider directories for their area and a CARExpress membership card. Except with respect to hospitals, members select a participating provider, make their appointment, present their CARExpress membership card to the provider and receive their discount at the time of service. The provider may verify an individual's membership status by calling a phone number imprinted on the CARExpress membership card or reviewing electronic files that we have submitted to the provider. There are no claim forms or bills to be processed. Both the member and provider are finished with the transaction.

         In order to obtain discounts from participating hospitals, our members complete a payment pre-certification process which will make their medical visit similar to other medical payment insurance plans. The member calls a third-party plan administrator to arrange for pre-certification and prepayment using a major credit card or certified funds. The plan administrator assigns a case manager who coordinates and oversees the member's hospital stay. The member makes no payment to the provider at the time services are rendered but simply presents his or her CARExpress membership card. The provider bills the plan administrator and the plan administrator pays the provider and charges the discounted amount to the member. The member subsequently receives a statement of savings indicating the original amount billed, the amount charged after savings were applied and the total amount saved.

Benefits of Using CARExpress

         Our CARExpress membership programs provide benefits to our members, unions, associations and businesses, and healthcare providers and provider networks.

         Benefits to Members. We believe our CARExpress membership programs are attractive to our members because our programs provide them with access to a variety of healthcare products and services at discounted prices. Membership in our CARExpress membership programs is unrestricted and provides benefits to individuals who, because of their medical history, age or occupation, are unable to obtain health insurance. Our CARExpress membership programs cover each person in the member's immediate family and can be used as often as they wish. In addition, unlike many insurance or managed care programs, members have no paperwork or claims to prepare and no waiting periods.

         Benefits to Unions, Associations and Businesses. We believe that our CARExpress membership programs are attractive to unions, associations, businesses and other organizations with large numbers of members or employees because our programs can assist these organizations in their efforts to attract and retain members and employees by enabling them to offer a more complete healthcare benefits package. Similarly, as competition among HMOs for participants intensifies, we believe that our CARExpress membership programs will enable HMOs to offer a more complete array of potential healthcare benefits. Due to the low cost of our CARExpress membership programs, these organizations may offer them to part-time employees who often are not eligible for healthcare benefits offered to full-time employees. Moreover, because our CARExpress membership programs are discount health programs and not insurance products, these organizations can offer discounts to their members or employees without bearing any economic risk in excess of the annual cost of the program.

         Benefits to Healthcare Providers and Provider Networks. We believe that our CARExpress membership programs are attractive to physicians, hospitals and other healthcare providers because our programs help healthcare providers and provider networks increase their customer base. While members will pay fees and charges that are less than those paid by non-members, the incremental business from members offers an additional source of revenue to the providers, with little or no increase in their overhead costs. In addition, healthcare providers are paid at the time of service, reducing the billing procedures and cost associated with insurance and allowing the provider to immediately collect payment. We believe that our CARExpress membership programs are also attractive to provider networks because they increase the likelihood that healthcare providers will affiliate with the provider networks so as to gain access to a greater number of potential customers and patients.

STRATEGY

         Our strategy is to sustain and expand our position as a provider of unique healthcare membership service programs. We intend to focus predominantly in underserved markets where individuals either have limited or no healthcare benefits. We have developed programs that give individuals access to healthcare providers at reduced fees that offer value and savings to people throughout the country. Through product design, competitive membership pricing and strong distribution channel partners, we plan to fill a significant void in the healthcare market that insurance companies have not addressed.

         Key elements of our strategy are as follows:

         Develop Unique Healthcare Service Programs For Broad Markets. Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups. We continually research our markets to keep abreast of trends in the demand for consumer-paid healthcare. We intend to further develop and expand our marketing capabilities by increasing the content currently available on our Web site, developing programs to offer our CARExpress membership programs directly to affinity groups, such as unions, small businesses, trade associations and charitable organizations, and expanding our in-house marketing staff. We intend to increase sales of our CARExpress membership programs by adding related products and services, such as accidental death coverage.

         Recruit Marketing and Distribution Partners. Growth in sales of our CARExpress membership programs is dependent upon our marketing and distribution partners continuing to market our CARExpress membership programs to prospective customers and recruit additional marketing and distribution partners to market our CARExpress membership programs to prospective customers. We intend to continue to focus our efforts on retaining our existing marketing and distribution partners and obtaining new marketing and distribution partners through our direct sales team. We also intend to continue to support our marketing and distribution partners by training our customer service staff to completely and accurately explain the benefits, limitations, and use of our CARExpress membership programs. We also plan to improve the productivity of our marketing and distribution partners through lead development, marketing support, sales assistance and training.

         Leverage PPOs and Provider Networks. We intend to negotiate agreements with additional PPOs and other provider networks. While we currently have contractual relationships with several PPOs, we need to continuously assess the capabilities of our PPOs and work towards making alternative healthcare solutions available to our members. We believe that our large provider base enhances our CARExpress membership programs with market credibility, and we intend to leverage this credibility to further our market penetration.

         Provide High Quality Customer Service. In order to achieve our anticipated growth and to ensure member, healthcare provider and marketing and distribution partner loyalty, we continue to develop and invest significantly in our customer service systems. We recently moved into a customer service center from which both cardholders and providers can get prompt, courteous, and complete information about all aspects of our CARExpress membership programs. We have also developed a proprietary computer database system that provides customer service representatives with immediate access to provider demographic data and member information, including the components of each member program or plan and the details a member requires to properly utilize the program.

         Develop a Corporate-Level Sales Team. To complement individual and group sales and lead generation accomplished through our marketing and distribution partners, we are attempting to promote sales of our CARExpress membership programs to groups and self-funded employers through a corporate-level sales team with experience in group insurance market and the operations of third-party administrators.

CUSTOMERS

         The target customers of CARExpress products are individuals who are uninsured and underinsured.

         Our primary target customer group is comprised of the 45 million Americans who have no health insurance of any kind. This group includes self-employed individuals and part-time or temporary employees, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons. For this group, CARExpress is an effective and low-cost alternative to health insurance.

         Our secondary target customer group includes the approximately 61 million Americans who lack complete health insurance coverage. This group includes people with gaps in their insurance coverage, employees paying large deductibles or premiums, and employees who do not receive adequate insurance coverage through their employers. It also includes people who are underinsured because of restrictions or provisions in their managed care plans, such as limited coverage, high deductibles or co-insurance limits, people who have been turned down for insurance coverage for a medical procedure due to a pre-existing condition clause, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons. The supplementary programs offered by CARExpress allow an individual to purchase whatever benefits they need to fill the gaps in their insurance coverage.

PROGRAMS

         We offer several distinct CARExpress membership programs that provide members with access to distinct discounted healthcare products and services. We also design healthcare membership programs for unions, associations, businesses and other organizations that sell our CARExpress membership programs in combination with third-party insurance products on a co-branded basis.

CARExpress Membership Programs

         We currently offer five standard CARExpress membership programs that provide benefits that range from prescription drug and vision care to comprehensive physician, hospital, vision, dental and other care. A description of each of these programs is provided below.

         Comprehensive Care Program. This program is designed for individuals and families with no health insurance. It provides members with access to all of our CARExpress products and services, including physician, hospital and ancillary care, dental and vision care, retail and mail order pharmacy, 24-hour nurseline, hearing care, chiropractic and complementary alternative care, medical supplies and equipment, and long-term care facilities. Our comprehensive care program targets those with little or no insurance, or those with only catastrophic coverage. We believe that our comprehensive care program will be of particular interest to consumers who are not covered by group health or individual benefit plans. The monthly retail price for this membership program is $39.95 per family.

         Supplemental Care Program. This program is designed for individuals and families who are underinsured and offers everything our comprehensive care program offers, except for access to doctors and hospitals. Our supplemental care program generally presumes the member has some level of basic medical insurance coverage. It offers services that are typically not covered under a traditional health insurance plan or an insurance plan that may have certain coverage limits. This program typically is marketed as an add-on service alongside an existing health plan or as a stand-alone product for those who have health insurance but with minimal benefits for prescription or other ancillary services. The monthly retail price for this membership program is $29.95 per family.

         Preferred Program. This program is designed for individuals and families who are under-insured and need to save on the basic health services not covered under a traditional health insurance plan. It offers savings on prescriptions, vision and dental care, and a 24-hour nurseline. The monthly retail price for this membership program is $19.95 per family.

         Dental & Vision Care Program. This program is designed for individuals and families who typically have health insurance, but who do not have either dental care or vision care. The monthly retail price for this membership program is $14.95 per family.

         Prescription & Vision Care Program. This program is designed to offer members an inexpensive way to save money on prescriptions and vision care. This program is our low-cost entry program. The monthly retail price for this program is $9.95 per family.

CARExpress Membership Programs Combined With Insurance Products

         We also design healthcare membership programs for organizations, associations and corporations that combine our CARExpress membership programs with various types of insurance products. The use of these products in conjunction with our CARExpress membership programs can provide an affordable solution to individuals and groups who previously could not afford fully inclusive medical plans, and can provide greater assurance of payment to the healthcare providers. These products are bundled, priced and marketed utilizing relationship marketing strategies or direct marketing to target the profiled needs of the clients' particular member base.

         Insurance products that are suitable for combination with our CARExpress membership programs include:

         Catastrophic Health Insurance. This type of insurance usually takes the form of a high deductible major medical policy in which the insurance company pays nothing until expenditures reach a threshold that is typically between $2,500 and $20,000. We have identified several A+ rated insurance companies that may benefit by offering our CARExpress programs as a supplement to their catastrophic health insurance products. A consumer may use one of our CARExpress membership programs to reduce his or her out-of-pocket costs until he or she reaches the deductible amount and then use the insurance for all additional expenses.

         Mini-Med Programs. Mini-Med programs are insurance options offered by insurance companies that restrict claim losses by limiting the amount of insurance that can be paid. For example, the amount of insurance that would be payable to an individual for a particular outpatient hospital procedure could be limited to $1,000. Our CARExpress membership programs can be designed as a supplement to insurance companies' Mini-Med programs. The consumer would then use CARExpress to reduce their out-of-pocket costs and use the Mini-Med program to reimburse them a fixed amount per visit.

         Our CARExpress membership programs are currently sold in combination with insurance products indirectly, through insurance companies and independent third parties. We intend to sell these combined products directly in the future through National Health Brokerage Group, Inc., our wholly-owned subsidiary. We plan to operate National Health Brokerage Group like an insurance brokerage with respect to sales of these combined products and plan to obtain the necessary licenses in all states in which National Health Brokerage Group may sell our CARExpress membership programs in combination with insurance products and offer these combined products for sale through marketing and distribution partners that are licensed insurance agents.

SUPPLIERS

         We do not contract directly with any physicians, dentists, hearing care specialists, eye care specialists or other healthcare providers. Instead, we contract with numerous PPOs or their affiliates and other provider networks for access to the discounted rates they have negotiated with their healthcare providers. We only select and utilize those provider networks that we believe can deliver adequate savings to our members while providing adequate support for our CARExpress membership programs with the healthcare providers. We typically pay a per member per month fee for use of a provider network that is determined in part based on the number of providers participating in the network, the number of CARExpress members accessing the network, and the particular products and services utilized by the CARExpress members. We only pay fees for those members authorized to utilize the network. The agreements through which we have contracted for access to the PPO or other provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days' prior written notice, and renew automatically for additional terms unless so terminated. Most of these agreements are not exclusive as it is not customary in the health savings industry for PPOs to agree to work exclusively with a single healthcare savings organization, and most contain provisions maintaining the confidentiality of the terms of the agreement.

         The principal suppliers of the over 1,000,000 healthcare providers that comprise CARExpress are CareMark, Cigna, Optum, Integrated Health, Three Rivers, International Med-Care and Careington International. Under our various agreements with these PPOs or their respective affiliates, our members are provided with access to their network of healthcare providers in varying combinations of specialties and at varying discounts from the scheduled prices for covered products and services. Although we have arrangements in place with several secondary networks, these PPOs currently supply the provider commitments for almost all of our members. If we lose our arrangement with any of these PPOs for any reason, we would attempt to establish a primary relationship with one of our secondary suppliers. If we are unable to replace the lost arrangement with a similar arrangement with another provider network, however, our business may be adversely affected.

         CareMark. CareMark provides CARExpress with access to the Caremark pharmacy network at discounted rates and provides pharmacy benefit management services, including the electronic maintenance of prescription, price, eligibility and plan information, the negotiation of discounts and rebates on pharmaceutical products with pharmaceutical companies, and the preparation of reports of services performed. The Caremark pharmacy network is comprised of an aggregate of 45,000 retail pharmacies plus a mail order pharmacy option.

         CIGNA. National Benefit Builders provides CARExpress with access to the CIGNA dental network at discounted rates. The CIGNA dental network is comprised of an aggregate of approximately 50,000 dentists and other dental service providers.

         Optum. United HealthCare Services provides CARExpress with access to the network of nurses of Optum at discounted rates. The Optum nurses provide a nurseline 24 hours per day for general health information, the identification of specific health-related concerns and the provision of educational information regarding those concerns. Optum also provides an audiotape library covering over 1,100 healthcare topics that are accessible by CARExpress members.

         Integrated Health, Three Rivers and International Medcare. Competitive Health, Inc. provides CARExpress with access to the network of healthcare providers of Integrated Health, Three Rivers and International Medcare at discounted rates, and services consisting of pre-certification of members, re-pricing of claims, claim resolution and healthcare provider relations. The healthcare provider networks of Integrated Health, Three Rivers and International Medcare are comprised of an aggregate of approximately 610,000 physicians, 5,300 hospitals and acute care facilities, and 33,000 ancillary healthcare providers, including laboratory, radiology, rehabilitation, mental health and physical therapy providers.

         Careington International. Careington International provides CARExpress with access to its network of dentists at discounted rates. The Careington dental network is comprised of an aggregate of approximately 28,000 dentists and other dental service providers. We make monthly payments under this agreement based on the number of CARExpress members utilizing the Careington network.

         We can provide no assurance that our contracts with these PPOs and their affiliates will not expire or be terminated by us or them, nor can we provide any assurance that we will be able to replace the services available to our CARExpress members under these agreements in the event they do expire or are terminated. In addition, we can provide no assurance that these organizations will refrain from partnering with one of our competitors or competing directly with our CARExpress membership programs. Accordingly, the expiration or termination of these relationships, or the decision by any of these organizations to partner with one of our competitors or compete directly with us, may have a material adverse effect on our business, financial performance and results of operations.

MARKETING AND DISTRIBUTION

         We market our CARExpress membership programs directly to individual consumers through television, radio, newspapers, magazines and the Internet. We also market and support our CARExpress membership programs through our Web site. Our Web site enables consumers to review our CARExpress membership programs, our healthcare providers and their locations, the products and services available through our healthcare providers, and the discounts and special promotions available to members for their products and services. Consumers can also purchase our CARExpress membership programs through our Web site by filling out an application online. Direct sales to consumers provide us with higher long-term margins on sales because we do not have to pay commissions to any intermediary organization of which the consumer is a member. In addition, the advertising and marketing campaigns that we engage in to target consumers provide us with increased market awareness and support for the retail chains, outlets, unions and associations comprising our other marketing and distribution channels.

         We also market our CARExpress membership programs indirectly through:
(i) marketing representatives, (ii) brokers and agents, (iii) retail chains and outlets, (iv) small businesses and trade associations, and (v) unions and associations.

         Marketing Representatives. We utilize the services of marketing representatives to market our CARExpress membership programs to prospective customers, such as individual consumers and employers typically having less than 50 employees. Marketing representatives are sales persons or groups of sales persons that market our CARExpress membership programs directly to prospective customers through face-to-face contact and such media as television, radio, internet and print ads. We estimate that a total of between 150 and 200 such sales persons currently market our CARExpress membership programs to prospective customers. The marketing representatives that we utilize typically offer and sell our CARExpress membership programs on a part-time basis, and may engage in other related or unrelated business activities, including selling the products or services of our competitors. Most of the prospective customers to whom marketing representatives market our programs are current clients of the marketing representatives who have purchased products or services through the marketing representatives in the past. The other prospective customers are new clients that the marketing representatives have identified through their own efforts. To receive the right to market and sell our CARExpress membership programs, marketing representatives sign a standard services agreement. These agreements are typically for a term of one year and renew automatically for additional one-year terms unless written notice of termination is delivered by either party at least 30 days prior to the then-current term. Our marketing representatives are not required to be licensed insurance agents unless they are selling these programs in combination with insurance products.

         We pay marketing representatives fees that are typically comprised of a commission on the sale price of the CARExpress membership program and/or an up-front fee per member generated. The amount of the commissions and up-front fees that we pay to marketing representatives are determined based on the type of membership programs being sold by the marketing representatives and the number of members being generated over a set period of time by the marketing representatives. We typically pay marketing representatives the up-front fee for obtaining a new member only if the member becomes a paying member, and we only pay marketing representatives commissions for membership periods during which we are receiving membership fees. Marketing representatives are paid these commissions for the life of the members' enrollment with CARExpress. Marketing representatives may also recruit other representatives to sell our CARExpress membership programs and receive a portion of the commissions earned by these other representatives on sales that they make. While the process of marketing representatives recruiting other marketing representatives can extend through as many as five levels, it typically extends to between only one and three levels. Our obligation to pay a marketing representative a commission for a particular month accrues on the date we receive payment of the monthly membership fee from the member for that month. No minimum member retention period is required for a commission payment to be earned by our marketing representatives for paying members.

         Brokers and Agents. We sell our CARExpress membership programs through brokers and agents by entering into commission-sharing arrangements with them under which they market and sell our CARExpress membership programs to individual consumers through large employer groups, insurance brokers and associations. Our CARExpress membership programs are not competitive with the insurance products they sell, but instead are viewed as complementary product offerings. Brokers and agents who sell healthcare benefits programs to employers and individuals may use our CARExpress membership programs as a value-added offering to the traditional insurance products that they sell.

         Retail Chains and Outlets. We market our CARExpress membership programs to retail chains and outlets that sell products to consumers on a retail level, such as grocery stores, pharmacy chains and convenience stores. Retail distribution of our CARExpress membership programs offers us several benefits, including a large pool of potential target customers, increased credibility from being aligned with well-named retailers, private labeling opportunities with the retailers, and visibility through in-store membership displays. These organizations will typically market our CARExpress membership programs themselves by adding our CARExpress membership cards to floor and display racks where other prepaid, discount and gift cards are sold, and will typically earn a marketing fee for each membership sold.

         Small Businesses and Trade Associations. We use small businesses, trade associations, charitable organizations and other similar organizations to market our CARExpress membership programs. Under these types of arrangements, we customize our CARExpress membership cards by adding the sponsoring organization name and/or logo on the card and provide access to our networks as well as all required fulfillment services. We believe that these private label cards are attractive to these organizations because the cards will enable them to more closely identify themselves with the benefits provided to their members. Moreover, we believe that the preexisting relationship between the sponsor and its employees or members will enhance the likelihood that the employee or member will purchase our CARExpress membership cards. These organizations may purchase our CARExpress membership programs for their employees or members, or subsidize a portion of the monthly membership fees of our programs for their employees or members. No fee will typically be paid by us to such organizations if the organizations opt to purchase or subsidize our programs. Alternatively, these organizations may simply offer their employees or members the opportunity to purchase our programs directly from us or through a payroll deduction plan. In this event, we will typically pay such organizations a marketing fee for each membership sold.

         Unions and Associations. We market our CARExpress membership programs to unions, associations, corporations and similar organizations. These organizations provide us with the opportunity to acquire a large group of members. Group accounts provide us with higher retention rates for memberships because of factors such as organization sponsorship of its members or employees, subsidizing of monthly membership fees by such organizations, and lower cost memberships to members or employees resulting from significantly lower prices charged to the organization. These organizations may purchase our CARExpress membership programs for their employees or members, or subsidize a portion of the monthly membership fees of our programs for their employees or members. No fee will typically be paid by us to the organizations if the organizations opt to purchase or subsidize our programs. Alternatively, these organizations may simply offer their employees or members the opportunity to purchase our programs directly from us or through a payroll deduction plan. In this event, we will typically pay the organizations a marketing fee for each membership sold.

SERVICE PROVIDERS, CONSULTANTS AND ADVISORS

         Over the past 12 months, we have entered into agreements with several service providers, consultants and advisors for the provision of various services on our behalf. These services generally consist of such activities as the sale of our CARExpress membership programs, marketing and promotion of our business and CARExpress membership programs, support for our marketing activities, advice with respect to our marketing strategies, product development and business development, assistance regarding the identification and evaluation of opportunities for us to engage in joint ventures, strategic partnerships and alliances with companies offering complementary products and services, management consulting services, and advice regarding strategic planning, mergers and acquisitions, capital expenditures, and general corporate and organizational matters. Under the terms of these agreements, we agreed to compensate the consultants and advisors in shares of our common stock and/or warrants exercisable into shares of our common stock rather than cash so as to conserve our cash resources and provide the service providers, consultants and advisors with an incentive to help us succeed in our efforts to grow our business. These agreements are for terms ranging between six months and five years.

CUSTOMER SERVICE, TRAINING AND SUPPORT

         We believe that providing superior customer support is critical to our business. Currently, we maintain a call center at our corporate headquarters in Horsham, Pennsylvania, where we employ full-time customer service representatives and utilize the services of temporary customer service representatives on an as-needed basis. Our call center is available to members and may be accessed via e-mail or toll-free numbers, Monday through Friday, from 9:00 a.m. to 7:00 p.m. Eastern Standard Time. We also utilize an outside call center for after-hours calls so that we are able to provide full 24-hour toll-free coverage for our members. Our call center provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone and e-mail. Our call center staff delivers education, training and pre-sales support to our members, employers and other sponsoring organizations, and healthcare providers and provider networks. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. Our customer service team is responsible for handling general customer inquires, answering questions about the ordering process, updating and maintaining customer account information, investigating the status of orders and payments, as well as processing customer orders. In addition, our customer service team proactively updates customers on a variety of topics, including release dates of new products and updates to existing products.

         In order to achieve our anticipated growth and to ensure client, member and marketing and distribution partner loyalty, we intend to continue to develop and invest in our customer service systems and staff. In 2004, we moved into a fully-equipped facility with a state-of-the-art computer and telecommunications room that is wired to handle our growing needs and provides us with the capacity to expand our customer service base to approximately 80 customer service agents. Our proprietary computer database system provides our customer service representatives immediate access to provider demographic data and member information, including the components of each member program or plan and the details a member requires to properly utilize the program. All new customer service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through our training programs, systems and software, we seek to provide members with friendly, rapid and effective answers to questions. We continue to work closely with our healthcare providers and organizations to ensure that their representatives are knowledgeable about our CARExpress membership programs.

         We provide extensive training to our sales representatives to assure that they accurately represent our products and services. This training is available in a variety of forms, including a training manual, audiotapes and videotapes, local and regional training meetings and weekly conference calls. The training encompasses both product training as well as marketing training and sales techniques. We have also implemented policies and procedures in place to control any advertising or promotions that are utilized by our sales representatives. We believe these policies and procedures are necessary to assure the proper representation of the program at all times and include the pre-approval of all advertising, adherence to anti-spamming and anti-fax blasting rules, and limits where the representatives can advertise our programs. The failure of a representative to follow these rules can result in termination of the representative's relationship with us.

TECHNOLOGY

         In 2004, we completed the installation of a state-of-the-art telecommunication network and purchased additional computers for our customer service department. Our management information systems were designed in-house and are used in most aspects of our business, including:

      o     maintaining member eligibility and demographic information;

      o     maintaining representative information;

      o     paying commissions;

      o maintaining a database of all providers and offering provider locator services;

      o     drafting members' accounts on a monthly basis; and

      o     tracking of cash receipts and revenues.


         We have also created an extensive Web site for our CARExpress membership programs that provides information about the various services, allows for provider searches, answers questions, provides savings schedules, and allows new members and representatives to enroll online. It also allows representatives to access support and training files and to view their genealogy and commission information through a password-protected area.

COMPETITION

         The medical savings industry is rapidly evolving and competition for members is becoming increasingly intense. Competitors vary in size and in scope and breadth of the products and services they offer. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by PPOs, HMOs, healthcare membership programs, retail pharmacies, mail order prescription companies, and other ancillary healthcare insurance organizations. Competition for new representatives is also intense, as these individuals have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

         We believe that success in the health savings industry is dependent upon the ability of companies to:

      o identify retail markets and outlets, unions and associations, and consumers that may benefit from health membership programs;

      o maintain contracts with reputable preferred provider organization networks that offer substantial healthcare savings;

      o     identify, develop and market unique membership healthcare programs;

      o     develop and implement effective marketing campaigns;

      o provide programs comparable or superior to those of competitors at competitive prices;

      o     enhance the quality and breadth of the membership programs offered;

      o maintain and improve the quality and extent of customer service offered to providers and members;

      o offer substantial savings on the major-medical costs such as hospital and surgical costs;

      o combine the programs with affordable insurance plans that have high deductibles or set pre-defined payment for hospitalization;

      o adapt quickly to evolving industry trends or changing market requirements;

      o satisfy investigations on the part of state attorney generals, insurance commissioners and other regulatory bodies; and

      o hire and retain marketing and distribution partners and finance promotions for the recruiting of new members.

         Our principal competitors include Best Benefits, Care Entree, Family Care, People's Benefit Services, AmeriPlan, Full Access Medical and New Benefits, Inc. People's Benefit Services, AmeriPlan and New Benefits focus generally on the provision of retail and mail order pharmacy services and vision and dental care, and thus compete with only a portion of our CARExpress membership programs. Best Benefits, Care Entree, Family Care and Full Access Medical provide a broader range of products and services including hospital, physician, 24-hour nurseline, chiropractic and nursing home care, and thus compete with our full range of CARExpress membership programs. Our principal competitors generally offer their discount health membership programs at a monthly or annual fee that is equal to or greater than the monthly fees that we charge for comparable CARExpress membership programs, and offer cancellation privileges, refund guarantees, and "trial" periods of free or discounted memberships similar in nature and amount to those that we offer.

         We also face current and potential competition from insurance carriers, third-party administrators, retail pharmacies, financial institutions, federal and state governments, PPOs, HMOs and other healthcare networks. In addition, a number of companies offer medical discount programs that are localized geographically, or specialized in certain service categories such as dental, chiropractic, or pharmacy only. Recently, several of the major drug manufacturers have begun, or announced plans to begin, offering prescription discount cards applicable to their own drug brands only.

         Some of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing, administrative and other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to design customized products to better address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect on our business, financial condition and results of operations.

REGULATORY AND LEGISLATIVE ISSUES

         We are subject to a variety of laws and regulations applicable to companies engaged in the healthcare industry. Because the nature of our services is relatively new and the health savings industry is rapidly evolving, we may not be able to accurately predict which regulations will be applied to our business and we may become subject to new or amended regulations.

         Insurance Regulations. The sale of our CARExpress membership programs is subject to federal, state and local regulation, including the prohibition of business corporations from providing medical care, the fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting, and regulations applicable to insurance companies and organizations that provide healthcare services. Our CARExpress membership programs are not insurance programs and we are not subject to regulation as an insurance company or as a seller of insurance in connection with the sale of our CARExpress membership programs. However, a few states, such as Florida, Illinois and Kansas, currently regulate or restrict companies offering discount health savings programs by requiring such companies to obtain a license or register with them prior to offering such programs there. Compliance with such regulations or legislation could have a material adverse affect on our operations and financial condition.

         Occasionally, we receive inquires from insurance commissioners in various states that require us to supply information about our CARExpress membership programs to the insurance commissioner or other state regulatory agency. To date, these agencies have concurred with our view that these programs are not a form of insurance and are being sold in a proper manner. We can provide no assurance that this situation will not change in the future, or that an insurance commissioner will not successfully challenge our ability to offer our CARExpress membership programs without compliance with state insurance regulations. Furthermore, states may adopt regulations or enact legislation that may affect the manner by which we sell our CARExpress membership programs or restrict or prohibit the sale of our CARExpress membership programs. If we do not comply with the regulations or legislation of these states, we may be prevented from selling our programs in these states or may be subject to fines and penalties that could have a material adverse affect on our operations and financial condition.

         We intend to sell our CARExpress membership programs in combination with various types of insurance products, such as catastrophic health insurance and Mini-Med programs, through National Health Brokerage Group, our wholly-owned subsidiary. The sale of insurance products and licensing of insurance brokers and agents are subject to regulation and supervision predominantly by state authorities. While the scope of regulation and form of supervision may vary from state to state, insurance laws relating to the sale of insurance products and licensing of insurance brokers and agents are often complex and generally grant broad discretion to supervisory authorities in adopting regulations. States have broad powers over the granting, renewing and revoking of licenses and approvals, marketing activities and the receipt of commissions. While we have obtained insurance licenses for National Health Brokerage Group in some states, we have not yet engaged in the sale of our CARExpress membership programs in combination with insurance products. In the event we decide to sell these combined products in the future, we will need to comply with the insurance brokerage laws and regulations of each state in which we wish to sell the combined products. If we do not comply with the rules and regulations of any of these states, the regulatory authorities of the applicable state may revoke our license to sell combined products in that state and may subject us to fines and penalties.

         Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

      o non-compliance may cause us to become the subject of a variety of enforcement or private actions;

      o compliance with changes in applicable regulations could materially increase the associated operating costs;

      o non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

      o non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation, network relationships, client relationships and the relationship with program members, representatives and consumers in general.

         Product Claims and Advertising Laws. The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters. The Federal Trade Commission may institute enforcement actions against companies for false and misleading advertising of consumer products. In addition, the Federal Trade Commission has increased its scrutiny of the use of testimonials, similar to those used by us and our marketing representatives. We have not been the target of Federal Trade Commission enforcement action since entering the health savings industry in 2001. We can provide no assurance, however, that:

      o the Federal Trade Commission will not question our advertising or other operations in the future;

      o a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations; or

      o future Federal Trade Commission regulations or decisions will not restrict the permissible scope of such claims.

         We are also subject to the risk of claims by marketing representatives and their customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from marketing representatives, customers or others. Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining marketing representatives or consumer, refunds to an entire class of marketing representatives or customers, client refunds, or other damages, as well as changes in our method of doing business. A complaint based on the practice of one marketing representative, whether or not we authorized the practice, could result in an order affecting some or all of our marketing representatives in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

         Marketing Laws and Regulations. While we do not employ any network marketing personnel and do not intend to employ any such personnel in the future, we utilize the services of marketing representatives to market our CARExpress membership programs to the public. The marketing activities of the marketing representatives that we utilize, including the manner by which such marketing representatives recruit additional marketing representatives to market our CARExpress membership programs and the number of levels of marketing representatives through which the marketing representative recruitment process extends, may be subject to scrutiny by various state and federal governmental regulatory agencies to ensure compliance with securities, franchise investment, business opportunity, marketing and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that advancement within a network marketing organization is based on sales of the organization's products rather than investment in the organization or other non-sales related criteria. For instance, some of these regulations place limits on the extent to which marketing representatives may receive commissions on sales of products or services generated by marketing representatives that were not directly recruited by the marketing representative. The compensation structure of these selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. We are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of the network marketing operations of the marketing representatives that we utilize.

         Health Insurance Portability and Accountability Act. In December 2000, The Department of Health and Human Services issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that became effective in April 2003. HIPAA and the applicable regulations impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. We believe that we are not currently required to comply with HIPAA since our CARExpress membership programs are not insurance. In the event we obtain the necessary insurance licenses for National Health Brokerage Group and decide to sell CARExpress membership programs in combination with insurance products, we may in the future be required to comply with HIPAA. In the event we do become subject to HIPAA, we will be subject to HIPAA's extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. This may subject us to increased costs of compliance which may have a negative impact on our business and operations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

         Franchise Laws and Regulations. The Federal Trade Commission, as well as the securities regulators in states that have franchise laws, may assert that our relationships with marketing representatives are subject to the registration, disclosure and reporting requirements applicable to franchises. Although we structure our marketing relationships so as to avoid application of franchise laws, we may from time to time have to expend resources in refuting such franchise law claims, and if we are found to be in violation may have to pay civil penalties, be enjoined from doing business in the jurisdiction, or expend funds to bring our operations into compliance with those laws.

INTELLECTUAL PROPERTY RIGHTS

         Our intellectual property rights are important to our business. We rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpress brand. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We do not have any trademark registrations for our CARExpress brand or patents relating to our proprietary technologies. We have applied for trademark registration for our CARExpress brand and may apply for legal protection for certain of our other intellectual property in the future. However, we can provide no assurance that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

EMPLOYEES

         As of March 30, 2006, we had 12 employees. Of this number, 11 were full-time employees, comprised of our management and full-time customer service personnel, and one was a part-time employee. We utilize the services of approximately 20 consultants and advisors as well as after-hours call center representatives and temporary customer service representatives. We do not employ the individuals working for our after-hours call center or the temporary customer service representatives. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

RISKS AND UNCERTAINTIES

         An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company, our industry and our stock. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Associated With Our Business

We are an early-stage company with an unproven business model, which makes it difficult for us to evaluate our current business and future prospects.

         We entered the health savings industry in 2001 to address the need for affordable healthcare nationwide. From 2001 to 2004, we engaged in relatively limited operations due to our lack of available capital. During that time, our employees performed limited duties and our operations were focused almost exclusively on building CARExpress. In early 2004, we took a number of steps to grow our business and generate revenues, including hiring our current Chief Executive Officer, raising capital through private placements of our equity securities, and marketing our CARExpress membership programs to the public. During 2005, we entered into agreements with various marketing companies that are generating an increasing number of members and sales of our programs.

         While we are actively engaged in marketing our CARExpress membership programs to the public and are experiencing rapid growth in members and sales of our CARExpress membership programs, we have generated only minimal revenues to date. In addition, since we have only been offering our CARExpress membership programs since 2003, we have very limited historical data with respect to sales of our CARExpress membership cards. As a result of these factors, the revenue and income potential of our business is unproven, and we have only a limited operating history upon which to base an evaluation of our current business and future prospects. Because of our limited operating history and because the health savings industry is rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

         Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks could cause our business, financial condition and results of operations to suffer.

We have a history of losses and do not expect to begin generating positive cash flows from operations until the second half of 2006.

         We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2005, had an accumulated deficit of approximately $7.9 million. We incurred net losses to common shareholders of approximately $4.5 million for the year ended December 31, 2005 and approximately $2.6 million during the year ended December 31, 2004. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2005 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from sales of our CARExpress membership programs will improve during 2006, that our net losses from operations will decrease during the next six months and that we will begin generating positive cash flows from operations during the second half of 2006, we can provide no assurance that these expectations will be met. As a result, we may continue to generate losses for the foreseeable future.

We will need to raise additional funds in the future to cover our long-term contractual obligations, notes payable and operating expenses, which funds may not be available or, if available, may not be available on acceptable terms.

         We have significant long-term contractual obligations that we must satisfy over the next several years. We are a party to employment agreements with David M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor pursuant to which we are paying each of them an annualized base salary of $254,100, $210,000, $162,000 and $145,200, respectively, for 2006. We must also make payments under operating leases for our office space in Horsham, Pennsylvania and Sarasota, Florida in the aggregate amount of approximately $260,000 for 2006. If we are unable to satisfy these obligations as they come due, our business may be materially and adversely affected.

         We currently have outstanding indebtedness to third parties in the aggregate principal amount of approximately $186,000, all of which is due within the next four months. This indebtedness consists primarily of promissory notes in the aggregate principal amount of $167,000. We also expect to incur additional operating expenses over the next 12 months as we:

      o     develop new discount healthcare membership programs;

      o recruit and hire additional personnel, including customer service and support staff and marketing and distribution partners;

      o leverage and develop relationships with additional PPOs and provider networks;

      o upgrade our operational and financial systems, procedures and controls; and

      o comply with Securities and Exchange Commission ("SEC") reporting requirements and fulfill the other responsibilities we will have as a public company.

We may also experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties.

         We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months. As a result, we will need to raise additional funds during the next 12 months. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, sell or create new CARExpress membership programs, execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We must develop and expand our use of marketing and distribution partners to increase revenue and improve our operating results.

         Our success will depend in large part upon our ability to attract, retain and motivate the marketing and distribution partners that market our CARExpress membership programs. We will need to expand our existing relationships and enter into new relationships with marketing and distribution partners in order to increase our current and future market share and revenue. We compete with all types of retail product and service companies throughout the United States and overseas for marketing and distribution partners. We can provide no assurance that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships with marketing and distribution partners, we may lose customer introductions, co-marketing benefits and sales, and our operating results may suffer.

Our reliance on marketing representatives could result in reduced revenue growth because we have little control over them or their marketing representatives.

         Marketing representatives currently account for substantially all of our revenues. None of these parties is obligated to continue selling our CARExpress membership programs. Our ability to generate increased revenue depends significantly upon the ability and willingness of our marketing representatives to market and sell our CARExpress membership programs throughout the United States. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our programs, our operating results may suffer.

         We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our CARExpress membership programs. Our marketing representatives typically offer and sell our programs on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to the products or services of our competitors and reduce their efforts devoted to marketing our programs. We may not be able to prevent our marketing representatives from devoting greater resources to support our competitors' products and reducing or eliminating their efforts to sell our programs.

Developing and maintaining relationships with PPOs are critical to our success and the loss of any such relationships could have a material adverse effect on our business.

         As part of our business operations, we must develop and maintain relationships with PPOs and other provider networks within each market area that our services are offered. Developing and maintaining relationships with PPOs is based in part on professional relationships and the reputation of our management and marketing personnel. Our PPO relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships. The loss of a PPO within a geographic market area that is not be replaced on a timely basis, or at all, could have a material adverse effect on our business, financial condition, and results of operations.

We currently rely heavily on a small number of PPOs, the loss of any one of which or the change in our relationship with any one of which could have a material adverse effect on our business.

         CareMark, Cigna, Optum, Integrated Health, Three Rivers, International Med-Care and Careington International are the principal PPOs through which our members receive savings on healthcare products and services through our CARExpress membership programs. Our agreements with these PPOs are not exclusive, so they may choose to partner with one of our competitors or compete directly with our programs. In addition, these agreements may be terminated by either party on between 45 and 180 days' prior written notice. While we currently have a good relationship with each of these PPOs, we can provide no assurance that we will continue to have a good relationship with any of them in the future. If these organizations choose to partner with our competitors or compete directly with out programs, our business could be adversely affected. In addition, if, for any reason, we should lose a provider relationship and be unable to promptly replace it with a new one, we may be unable to offer certain benefits to members, which could have a negative impact on our sales.

We currently generate almost all of our revenues through a limited number of marketing and distribution partners.

         A limited number of marketing and distribution partners currently generate almost all of our revenues for us. Although we are attempting to expand the number of marketing and distribution partners selling our CARExpress membership programs, we expect that a limited number of marketing and distribution partners will continue to generate almost all of our revenues for the foreseeable future. In the event any of these marketing and distribution partners cease to sell our programs to prospective members, or if prospective members do not purchase our programs through these marketing and distribution partners, our business, financial condition and results of operations could be materially and adversely affected.

Because we expect to derive substantially all of our future revenues from our CARExpress membership programs, any failure of these programs to satisfy customer demands or to achieve meaningful market acceptance may seriously harm our business.

         Substantially all of our revenues come from monthly membership fees that we receive from the sale of our CARExpress membership programs. We expect our CARExpress membership programs to continue to account for substantially all of our revenues for the foreseeable future. If, for any reason, revenues derived from sales of our CARExpress membership programs decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our CARExpress membership programs fail to meet the needs of our target customers, or if they do not compare favorably in breadth and price to competing products, our growth may be limited. We cannot assure you that our CARExpress membership programs will achieve any meaningful market acceptance. If we cannot develop a market for our products, or if they develop more slowly than expected, our business, financial condition and results of operations may suffer.

We may not be able to develop acceptable new discount healthcare membership programs at a rate required by our rapidly changing market.

         Our future success depends on our ability to develop new discount healthcare membership programs that keep pace with the rapidly evolving health savings industry and that address the changing needs of our customers. We may not be successful in either developing such programs or achieving market acceptance of any new programs that we develop. Uncertainties about the timing and nature of changes to healthcare regulations and the evolution of the health savings industry could delay our development of new programs or increase the expenses in developing them. The failure of our CARExpress membership programs to satisfy the needs of our customers may limit or reduce the market for these programs, result in customer dissatisfaction, and seriously harm our business, financial condition and results of operations.

We may become subject to government regulation much like an insurance company, which may have an adverse effect on our business.

         We offer and sell our CARExpress membership programs without license by any federal, state, or local regulatory licensing agency or commission. By comparison, companies that provide insurance benefits and operate healthcare management organizations ("HMOs") and PPOs are regulated by federal and state licensing agencies and commissions and are subject to federal and state legislation, such as the Health Insurance Portability and Accountability Act of 1996. These regulations cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. Federal and state insurance regulatory agencies and commissions may, in the future, determine that our programs are subject to governmental regulation, which may adversely affect or limit our future operations. Compliance with these statutes and regulations is costly and may limit our operations. Statutes and regulations applicable to other healthcare organizations with which we may contract, such as patient freedom of choice laws and anti-discrimination laws, may force our healthcare PPOs to withdraw as our provider networks.

We may need to comply with insurance brokerage laws in the event we sell our CARExpress membership programs in combination with insurance products.

         We intend in the future to sell our CARExpress membership programs in combination with insurance products through National Health Brokerage Group, our wholly-owned subsidiary. While we have obtained insurance licenses for National Health Brokerage Group in some states, we have not yet engaged in the marketing or sale of these combined products. The sale of insurance products and licensing of insurance brokers and agents are subject to regulation and supervision, predominantly by state authorities. While the scope of regulation and form of supervision may vary from state to state, insurance laws relating to the sale of insurance products and licensing of insurance brokers and agents are often complex and generally grant broad discretion to supervisory authorities in adopting regulations. States have broad powers over the granting, renewing and revoking of licenses and approvals, marketing activities and the receipt of commissions. In the event we decide to market and sell our CARExpress membership programs in combination with insurance products in the future through National Health Brokerage Group, we will need to comply with the insurance brokerage laws and regulations of each state in which we wish to engage in these activities. Our failure to comply with the rules and regulations of any of these states may result in the revocation of our license to sell these combined products in that state and may subject us to fines and penalties.

Our operations may be affected by future changes in insurance laws and regulations.

         Our CARExpress membership programs are not regulated as insurance products, and our marketing and distribution partners are not required to be licensed as insurance brokers to be able to sell our CARExpress membership programs. Congress or state legislatures may in the future seek to bring our CARExpress membership programs and sales activities under the jurisdiction of insurance regulators through changes to insurance laws and regulations. Should that occur, we may face material costs of compliance with the new laws and regulations, and if we cannot comply, we may be prohibited from selling our programs in certain jurisdictions.

         If we become subject to any insurance licensing or regulatory requirements, whether as a result of changes in insurance laws bringing our CARExpress membership programs under the jurisdiction of federal and state insurance agencies or as a result of National Health Brokerage Group becoming licensed to sell our CARExpress membership programs in combination with insurance products and engaging in sales of the combined products, our failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts, and legal and administrative enforcement actions. In addition, the use of the internet in the marketing and distribution of our CARExpress membership programs is relatively new and presents certain regulatory issues, such as whether internet service providers, gateways or cybermalls are engaged in the solicitation or sale of insurance policies or otherwise transacting business requiring licensure under the laws of one or more states. Regulatory requirements are subject to change from time to time and may become more restrictive in the future, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

Our use of marketing representatives could subject us to enforcement actions, penalties and negative publicity if any such representatives do not comply with applicable federal and state regulations.

         The marketing representatives that we utilize and the manner by which such marketing representatives recruit additional marketing representatives to market our CARExpress membership programs are subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity, and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product and service sales are ultimately made to consumers (as opposed to other marketing representatives) and that advancement within the marketing organization is based on sales of products and services, rather than on investment in the organization or other non-retail sales related criteria. Compliance with all of the applicable regulations and laws is uncertain because of the evolving interpretations of existing laws and regulations, and the enactment of new laws and regulations pertaining in general to marketing organizations and product and service distribution. Accordingly, there is the risk that the marketing organizations that we use may be found to be in violation with applicable laws and regulations. Such a finding could:

      o result in an enforcement action and imposition of a penalty against us or the marketing organization;

      o require the marketing organization to modify its marketing representative network system;

      o result in negative publicity to us or the network marketing organization; or

      o have a negative affect on the morale and loyalty of the marketing representatives in the marketing organization.

Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Our systems may be vulnerable to security risks or service disruptions that could harm our business.

         Although we have taken measures to secure our systems against security risks and other causes of disruption of electronic services, our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from purchasing our CARExpress membership programs. Any such events could substantially harm our business, results of operations and financial condition.

Our continued growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

         We are beginning to experience rapid growth in our operations, which is placing, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

We face increasing competition from more established companies that have significantly greater resources than we do that may place pressure on our pricing and that could prevent us from increasing revenue or attaining profitability.

         The health savings industry is rapidly evolving and competition for members is becoming increasingly intense. Our CARExpress membership programs are similar to or directly in competition with products and services offered by many of our direct and potential competitors. Some of our healthcare providers may provide, either directly or through third parties, programs that directly compete with our programs. If discount healthcare membership programs become standard features of healthcare companies, the demand for our CARExpress membership programs may decrease. In addition, the PPOs and provider networks that we use may decide to develop or sell competing products instead of our CARExpress membership programs. Moreover, even if our CARExpress membership programs provide a greater breadth of products and services and greater price discounts than programs offered by other companies operating in the health savings industry, potential customers might accept this limited offering in lieu of purchasing our CARExpress membership programs due to their lack of familiarity with our programs.

         Some of our competitors enjoy substantial competitive advantages, such as:

      o programs that are functionally similar or superior to our membership programs;

      o     established reputations relating to membership programs;

      o     greater name recognition and larger marketing budgets and resources;

      o established marketing relationships and access to larger customer bases; and

      o     substantially greater financial, personal and other resources.

         We compete with numerous well-established companies that design and implement membership programs. Our current principal competitors include companies that offer healthcare products and services through membership programs much like our CARExpress membership programs, as well as insurance companies, PPOs and provider networks, and other organizations that offer health benefit programs to their customers. Some of our competitors may be companies that have programs that are functionally similar or superior to our health membership programs. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us.

         We can provide no assurance that our current or future competitors will not:

      o provide healthcare benefit programs comparable or superior to our programs at lower membership prices;

      o adapt more quickly to evolving healthcare industry trends or changing industry requirements;

      o respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements;

      o increase their emphasis on programs similar to ours to more effectively compete with us; or

      o successfully recruit marketing representatives by offering more attractive sales commissions and fees.

For these and other reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material, adverse effect on our business, financial condition and results of operations.

Our failure to adequately protect our CARExpress brand and other intellectual property could have an adverse effect on our business.

         Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpress brand. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We do not have any trademark registrations for our CARExpress brand or patents relating to our proprietary technologies. We have applied for trademark registration for our CARExpress brand and may apply for legal protection for certain of our other intellectual property in the future. Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

         Our success depends largely upon the continued services of our executive officers and other key management and development personnel. Each of our executive officers may terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

Because competition for our target employees is intense, we may not be able to attract and retain the highly-skilled employees that we need to support our planned growth.

         To execute our growth plan, we must attract and retain highly-qualified personnel. We need to hire additional personnel in virtually all operational areas, including selling and marketing, operations and technical support, customer service and administration. Competition for these personnel remains intense, especially for individuals with high levels of experience in designing and developing health savings programs. We may not be successful in attracting and retaining qualified personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we acquire any healthcare companies or products in the future, such companies and products could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

         We may acquire or make investments in complementary healthcare companies, businesses, assets, products and services in the future. We have not made any such acquisitions or investments to date, and therefore, our ability to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

      o difficulties in integrating operations, technologies, services and personnel;

      o the diversion of financial and management resources from existing operations;

      o     the risk of entering new markets;

      o     the potential loss of key employees; and

      o the inability to generate sufficient revenue to offset acquisition or investment costs.

         In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

Risks Associated With Our Industry

The health savings industry is rapidly evolving, and if we are not successful in promoting the benefits of our CARExpress membership programs and our CARExpress brand, our growth may be limited.

         Based on our experience with consumers, we believe that many consumers are not familiar with the health savings industry and the benefits provided by discount healthcare membership programs. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for healthcare membership programs due in part to the rapidly evolving nature of the health savings industry and the substantial resources available to our existing and potential competitors. If people do not recognize or acknowledge these benefits, the market for our CARExpress membership programs may develop more slowly than we expect, which could adversely affect our operating results.

         Developing and maintaining awareness of our CARExpress brand is critical to achieving widespread acceptance of our existing and future CARExpress membership programs. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our CARExpress brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful CARExpress membership programs at competitive prices. If we fail to successfully promote our CARExpress brand, or if our expenses to promote and maintain our CARExpress brand are greater than anticipated, our financial condition and results of operations could suffer.

The success of our business depends upon the continued growth and acceptance of discount healthcare membership programs as a suitable alternative or supplement to traditional health insurance.

         Growth in sales of our CARExpress membership programs depends on the acceptance of health membership programs as a suitable alternative or supplement to traditional health insurance. Discount healthcare membership programs could lose their viability as an alternative to health insurance due to changes in healthcare laws and regulations, an inadequate number of healthcare providers participating in the programs, customer dissatisfaction with the method of making payments and receiving discounts, and new alternative healthcare solutions. If discount healthcare membership programs do not gain widespread market acceptance, the demand for our CARExpress membership programs could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Evolving regulation of the health savings industry may affect us adversely.

         As the health savings industry continues to evolve, increasing regulation by federal and state agencies becomes more likely. The sale of discount healthcare membership programs is subject to federal, state and local regulation, including the prohibition of business corporations from providing medical care, the fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting, and regulations applicable to insurance companies and organizations that provide healthcare services. Compliance with changes in applicable regulations could materially increase the associated operating costs. Non-compliance with these laws and regulations could cause us to become the subject of a variety of enforcement or private actions, subject us or our management personnel to fines or various forms of civil or criminal prosecution, and result in negative publicity potentially damaging our reputation, our PPO relationships, and our relationships with members, representatives and consumers in general. Our failure to comply with current, as well as newly enacted or adopted federal and state regulations, could have a material adverse effect upon our business, financial condition and results of operations.

Risks Associated With Our Stock

Future sales of our common stock may cause our stock price to decline.

         As of March 30, 2006, we had 21,728,825 shares of common stock outstanding. Of this amount, 9,618,375 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates. The remaining 12,110,450 shares of common stock outstanding are "restricted securities" as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers, or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, only 1,580,750 of the shares of our common are subject to lock-up agreements or market stand-off provisions. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We intend to attempt to raise additional funds in the future, and such additional funding may be dilutive to stockholders or impose operational restrictions.

         We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

We have issued a significant number of securities to business partners, service providers, consultants and advisors and may issue additional securities to such persons in the future.

         Since January 1, 2004, we have issued 5,744,000 shares of our common stock, options exercisable into 400,000 shares of our common stock and warrants exercisable into 4,629,000 shares of our common stock to business partners, service providers, consultants and advisors as compensation for services rendered or to be rendered in the future. In addition, during the past 12 months, we have issued options exercisable into 7,645,000 shares of our common stock and restricted stock awards with respect to 1,350,000 shares of our common stock to our employees and directors. We may issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock to such persons in the future as compensation for services rendered or to be rendered. The issuance of additional securities to such persons will result in dilution to existing stockholders since the percentage ownership of such stockholders will be reduced.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

         The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

      o     announcements of new programs or services by our competitors;

      o demand for our CARExpress membership programs, including fluctuations in license renewals; and

      o fluctuations in revenue from the marketing and distribution partners that we use.

        In addition, the market price of our common stock could be subject to wide fluctuations in response to:

      o     quarterly variations in our revenues and operating expenses;

      o     announcements of new programs or services by us; and

      o     our ability to accommodate future growth in our operations.

         In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many early-stage companies and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

         Our operating results will likely vary in the future primarily as the result of fluctuations in our billings, revenues and operating expenses. We expect to incur additional operating expenses in the future as we expand our selling and marketing activities, develop new discount healthcare membership programs, hire additional personnel and comply with SEC reporting requirements. If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline.

There is no established public market for our common stock.

         There is no established public market for our common stock. Our common stock began trading on the OTC Bulletin Board on March 30, 2006. While our common stock currently trades on the OTC Bulletin Board, it does not trade on any regional or national securities exchange or the Nasdaq Stock Market. Securities trading on the OTC Bulleting Board are generally substantially less liquid than securities trading on national and regional securities exchanges or the Nasdaq Stock Market. We can provide you with no assurance that an established public market will develop for our common stock or, if such a market develops, that it will be sustained.

Applicable SEC rules governing the trading of "penny stocks" may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

         Our common stock is a "penny stock" as defined under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

If our executive officers, directors and principal stockholders choose to act together, they may be able to influence our management and operations, which may prevent us from taking actions that may be favorable to you.

         Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 54% of our outstanding common stock. These stockholders, acting together, have the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

ITEM 2.    DESCRIPTION OF PROPERTY.

         Our corporate headquarters and principal offices are located at 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044, where we lease approximately 7,100 square feet of space for a monthly rent payment of approximately $13,000. This lease expires on May 30, 2007. We also lease additional office space at 2033 Main Street, Suite 501, Sarasota, Florida 34237. We lease approximately 4,000 square feet of space for a monthly rent payment of approximately $8,200. This lease commenced on July 1, 2005 and will expire on June 30, 2010. We believe that our office space is adequate to support our current operations and that adequate additional space is available to support projected growth in our operations over the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not currently a party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock currently trades on the OTC Bulletin Board under the symbol "NHPR". The first reported trade of our common stock on the OTC Bulletin Board occurred on March 30, 2006. The last reported trading price of our common stock as reported on the OTC Bulletin Board on March 30, 2006 was $0.40 per share. The quotations for our common stock on the OTC Bulleting Board represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

HOLDERS

         As of March 30, 2006, the number of stockholders of record of our common stock was 133.

DIVIDENDS

         We have not paid any cash dividends on our common stock to date, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         During our fiscal year ended December 31, 2005, we sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         In February 2005, we completed a private offering of 2,448,750 shares of our common stock, Class A warrants to acquire 816,252 shares of our common stock, and Class B warrants to acquire 816,252 shares of our common stock, for aggregate cash consideration of $979,500. These securities were sold in units comprised of three shares of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $1.20 per unit. Each Class A warrant is initially exercisable into one share of our common stock at an exercise price of $1.00 per share during a period of 180 days beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on November 30, 2006. Each Class B warrant is initially exercisable into one share of our common stock at an exercise price of $2.00 per share during a period of 360 days beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on November 30, 2006. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder without engaging in any advertising or general solicitation of any kind.

         In March 2005, we completed a private offering of 737,750 shares of our common stock, Class A warrants to acquire 368,875 shares of our common stock, and Class B warrants to acquire 368,875 shares of our common stock. These securities were sold in units comprised of two shares of common stock, one Class A warrant and one Class B warrant. These units were issued to each person that purchased units in our private offering of units completed in August 2004 (the "August 2004 Offering") and our private offering of units completed in September 2004 (the "September 2004 Offering"; together with the August 2004 Offering, the "August and September 2004 Offerings"), and the number of units issued was equal to 25% of the aggregate number of units purchased in the August and September 2004 Offerings. The units were issued to each person in exchange for each person agreeing to an amendment to their respective securities purchase agreements for the August and September 2004 Offerings pursuant to which (i) the date by which we would use our reasonable best efforts to file a registration statement with the SEC for certain of the securities purchased in the August and September 2004 Offerings was extended to June 30, 2005, and (ii) we were released from any liability for any possible breach of the securities purchase agreements for the August and September 2004 Offerings arising out of our obligation to use our reasonable best efforts to file a registration statement with the SEC. Each Class A warrant is initially exercisable into one share of our common stock at an exercise price of $1.00 per share during a period of 180 days beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on November 30, 2006. Each Class B warrant is initially exercisable into one share of our common stock at an exercise price of $2.00 per share during a period of 360 days beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on November 30, 2006. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

         In April 2005, we issued 1,800,000 shares of our common stock, Class A warrants to acquire 1,800,000 shares of our common stock, and Class B warrants to acquire 1,800,000 shares of our common stock to Ronald F. Westman, an accredited investor, for aggregate consideration consisting of 2,740,000 shares of common stock of Infinium Labs, Inc., a Delaware corporation, that the accredited investor owned and that was then valued at $720,000. Our securities were sold in units comprised of three shares of common stock, three Class A warrants and three Class B warrants. The units were sold at a purchase price of $1.20 per unit. Each Class A warrant is initially exercisable into one share of our common stock at an exercise price of $.60 per share during a period of 18 months beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2007. Each Class B warrant is initially exercisable into one share of our common stock at an exercise price of $.80 per share during a period of three years beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2008. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         In May 2005, we completed a private offering of 635,750 shares of our common stock, Class A warrants to acquire 317,875 shares of our common stock, and Class B warrants to acquire 317,875 shares of our common stock, for aggregate cash consideration of $254,300. These securities were sold in units comprised of three shares of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $1.20 per unit. Each Class A warrant is initially exercisable into one and one-half shares of our common stock at an exercise price of $.60 per share during a period of 18 months beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2007. Each Class B warrant is initially exercisable into one and one-half shares of our common stock at an exercise price of $.80 per share during a period of three years beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2008. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder without engaging in any advertising or general solicitation of any kind.

         In June 2005, we completed a private offering of 1,490,000 shares of our common stock, Class A warrants to acquire 1,490,000 shares of our common stock, and Class B warrants to acquire 1,490,000 shares of our common stock to a limited number of accredited investors for aggregate cash consideration of $596,000. These securities were sold in units comprised of three shares of common stock, three Class A warrants and three Class B warrants. The units were sold at a purchase price of $1.20 per unit. Each Class A warrant is initially exercisable into one share of our common stock at an exercise price of $.60 per share during a period of 18 months beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2007. Each Class B warrant is initially exercisable into one share of our common stock at an exercise price of $.80 per share during a period of three years beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2008. Park Financial Group, Inc., a registered broker-dealer, served as our placement agent for this offering. We paid Park Financial Group a placement agent fee consisting of $44,800 and 137,000 units that were identical to the units sold in the offering. These securities were issued to a limited number of accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

         In June 2005, we issued an aggregate of 2,450,000 shares of our common stock, Class A warrants to acquire 600,000 shares of our common stock, Class B warrants to acquire 600,000 shares of our common stock, and Class C warrants to acquire 1,625,000 shares of our common stock to a limited number of accredited investors in exchange for various consulting services to be rendered to us. Each Class A warrant is initially exercisable into one share of our common Stock at an exercise price of $.60 per share during a period of 18 months beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2007. Each Class B warrant is initially exercisable into one share of our common stock at an exercise price of $.80 per share during a period of three years beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2008. Each Class C warrant is initially exercisable into one share of our common stock at an exercise price of $.60 per share during a period of 180 days beginning on the date a registration statement covering the public resale of certain of the shares underlying the warrants is declared effective by the SEC and expires on December 31, 2006. The securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         In June 2005, we issued an option to acquire 400,000 shares of our common stock to Trident Marketing International, Inc., an accredited investor, in exchange for services to be rendered to us in connection with the marketing of our various CARExpress membership programs. The option was initially exercisable into shares of our common stock at an exercise price of $.50 per share upon the achievement of various performance objectives during 2005, and expires on June 24, 2006. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         In November and December 2005, we issued promissory notes in the aggregate principal amount of $180,000 to a limited number of accredited investors for aggregate cash consideration of $180,000. The notes have a maturity date that is 90 days after the date we received the applicable funds and accrue interest at the rate of 15% per annum. The principal and accrued interest are payable on the maturity date and may be prepaid by us in whole or in part at any time prior to the maturity date at our option without penalty. The securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Risk Factors" and elsewhere in this report. The following should be read in conjunction with our audited consolidated financial statements beginning on page F-1 of this report.

OVERVIEW

         We are a national healthcare savings organization that designs and offers discount healthcare membership programs to uninsured and underinsured individuals. Our membership programs encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic and alternative care, 24-hour nurseline, medical supplies and equipment, and long-term care facilities. We offer our discount healthcare membership programs through a national healthcare savings network called CARExpress. Through CARExpress, we can provide members access to healthcare providers affiliated with PPOs and other provider networks.

         We entered the health savings industry in 2001 to address the need for affordable healthcare nationwide. From 2001 to 2004, we engaged in limited operations due to our lack of available capital. During that time, our employees performed relatively limited duties and our operations were focused almost exclusively on building CARExpress. In early 2004, we took a number of steps to increase our business and generate revenues, including hiring our current Chief Executive Officer, raising capital through private placements of our equity securities, and marketing our CARExpress membership programs to the public directly through mail, print ad, television and internet campaigns, and indirectly through marketing representatives, brokers and agents, retail chains and outlets, small businesses and trade associations, and unions and associations. We also moved into a larger facility that provides us with 17 executive offices, a fully equipped state-of-the-art computer and telecommunications room, and the capacity to expand our customer service base to approximately 80 customer service agents, and completed the development of our Website.

         From late 2004 through 2005, we began to more actively pursue opportunities to sell our CARExpress membership programs. During 2005, we entered into agreements with several marketing and distribution partners to market and sell our CARExpress membership programs, and engaged in our first test marketing campaign during the second quarter of 2005. We also entered into agreements with several consultants and advisors in the second quarter of 2005 for the marketing and promotion of our business and CARExpress membership programs, advice with respect to our marketing strategies, product development and business development, and assistance regarding the identification and evaluation of opportunities for us to engage in joint ventures, strategic partnerships and alliances with companies offering complementary products and services. We are currently actively engaged in marketing our CARExpress membership programs to the public and are focused on generating increased sales of our CARExpress membership programs.

         Our strategy is to sustain and expand our position as a provider of unique healthcare membership service programs. The target market for our programs is comprised of individuals who have either limited health benefits or no health benefits. We intend to pursue specific opportunities that we may identify in this market through our various marketing and distribution channels. Through product design, competitive membership pricing and a variety of distribution channel partners, we intend to pursue opportunities in the healthcare market that insurance plans have not addressed.

RECENT DEVELOPMENTS

         On January 27, 2006, our registration statement on Form SB-2, File No. 333-126315, was declared effective by the SEC. We had filed the registration statement in connection with our initial public offering of 10,258,135 shares of common stock on behalf of certain of our selling security holders.

         In addition, we have experienced a substantial increase in our membership base and revenues over the past 12 months. As of December 31, 2005, we had approximately 4,300 CARExpress members, compared to approximately 350 members at December 31, 2004. We achieved revenues of approximately $246,000 for the year ended December 31, 2005, compared to revenues of approximately $28,000 for the year ended December 31, 2004. We have entered into agreements with several marketing and distribution partners and are currently engaging in test marketing campaigns with some of them. In addition, we are currently in negotiations with several other companies regarding the sale of our CARExpress membership programs. We can provide no assurance that we will enter into agreements with companies with which we are currently in negotiations or, if we do, that the agreements will result in new members and revenues to us.

OPERATIONAL METRICS

         Our revenues consist almost exclusively of recurring monthly membership fees that we receive from members of our CARExpress membership programs. To generate revenue, we engage in marketing campaigns offering money-back guarantees and free-trial periods as an incentive for prospective members to try our CARExpress membership programs. In addition, we pay commissions to our marketing and distribution partners that typically include an up-front fee for the acquisition of new members. Upon becoming paying members, the members pay us membership fees each month for the duration of their membership.

         The average membership fee per member per month that we receive is approximately $35. Approximately 90% of the CARExpress membership programs that we have sold to our current members consist of our Comprehensive Care Program which is sold at a monthly retail price of $39.95. The remaining CARExpress membership programs that we have sold to our current members consist of a mix of our less expensive programs. After the initial free-trial period or monthly membership period is complete, the member is charged for the next monthly membership period unless the member cancels the membership prior to the expiration of the free-trial period. Monthly membership payments are recognized as revenue evenly over the applicable monthly membership period. As a result, there is a delay of one month between the date we receive a monthly membership fee and the date we recognize the entire monthly membership fee as revenue.

         We pay our marketing and distribution partners fees that are typically comprised of a commission on the sale price of the CARExpress membership program and/or an up-front fee per member generated. The amount of the commissions and up-front fees that we pay to our marketing and distribution partners is determined based on the type of membership programs being sold by them and the number of members being generated by them over a set period of time. We typically pay our marketing and distribution partners the up-front fee for obtaining a new member when the member becomes a paying member, and typically only pay our marketing and distribution partners commissions for membership periods during which we are receiving membership fees. Our marketing and distribution partners are paid these commissions for the life of the members' enrollment with CARExpress. Our obligation to pay our marketing and distribution partners a commission for a particular month accrues on the date we receive payment of the monthly membership fee from the member for that month. No minimum member retention period is typically required for a commission payment to be earned by our marketing and distribution partners for paying members.

         The up-front fee that we pay to our marketing and distribution partners for obtaining a new member combined with the commission that we pay to our marketing and distribution partners for a paying member's first monthly membership period is typically equal in amount to the membership fee that we receive from the paying member for the first monthly membership period. Since we recognize monthly membership payments as revenue evenly over the applicable monthly membership period and since our obligation to pay our marketing and distribution partners a commission for a particular month accrues on the date we receive payment of the monthly membership fee from the member, it takes approximately one month for the amount of revenues that we recognize from the membership to equal the costs of obtaining the new paying member.

         A key metric towards evaluating our success in the future will be our member retention rates. Member retention rates represent the percentage of new members that we acquire that we are able to retain for a specified period of time. Since we incur a large portion of our costs up front and receive recurring membership fees throughout the term of the membership, the longer we are able to retain the members we acquire, the greater the income potential of the CARExpress membership programs that we sell. We believe that the key to obtaining a high member retention rate is to target our marketing campaigns towards those individuals and organizations that are most in need of our programs, most capable of paying for our programs, and most loyal to us and our programs.

         We have been selling our CARExpress membership programs for only a short period of time. As a result, our ability to evaluate our member retention rates is hampered by the relatively little information available to us for evaluation. As we continue to engage in test marketing campaigns, we expect to be able to determine, based on member demographics, which types of members and member groups are most suitable for our CARExpress membership programs. During the next 12 months, we expect our member retention rates to fluctuate significantly as a result of a variety of factors, including:

      o     the type of CARExpress membership programs being sold;

      o the marketing campaign being used to sell our CARExpress membership programs;

      o     the financial condition and loyalty of our members;

      o     the distribution channel selling our CARExpress membership programs;
            and

      o the type and amount of compensation being paid to our marketing and distribution partners and other parties to sell our CARExpress membership programs.

OUTLOOK

         We expect the number of CARExpress members generated each month through our marketing and distribution partners to continue to increase for the foreseeable future as they follow through on their plans to increase the number of sales persons marketing our CARExpress membership programs to the public. We also expect to generate additional members over the next 12 months through additional marketing and distribution partners with which we have entered into agreements or with which we expect to enter into agreements in the future, and to engage in test marketing campaigns with some of these marketing and distribution partners through which we will offer our free-trial programs. We expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our test marketing campaigns at prospective members and member groups that are most suitable for our CARExpress membership programs. In addition, we expect our cash flows from sales of our CARExpress membership programs through our marketing and distribution partners to improve during 2006 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating. As a result, we expect our net losses from operations to decrease during the next six months and expect to begin generating positive cash flows from operations during the second half of 2006.

         We can provide no assurance that our marketing and distribution partners will continue to generate new members for us, that our membership base will increase as projected, that we will successfully enter into new agreements for the sale of our CARExpress membership programs or that we will generate new members and revenues under our current and new agreements. In addition, we can provide no assurance that our member retention rates will improve over the next 12 months, that our cash flows from sales of our CARExpress membership programs will improve during 2006, that our net losses from operations will decrease during the next six months or that we will begin generating positive cash flows from operations during the second half of 2006.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

         The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

         We sell discount healthcare membership cards in return for monthly membership fees. We recognize these membership fees as revenues when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. At the beginning of each membership period, the membership fee is charged to the member's credit card, resulting in deferred revenue. We then recognize the membership fees as revenue as the services are rendered. Shipping and handling fees that we receive for the shipment of membership packages to new members are included in our membership fees and recorded as deferred revenue. These fees are then recognized as revenue on a straight-line basis over the longer of the initial contractual term or the expected period during which the services will be performed if the relationship with the member is expected to extend beyond the initial contractual term and the member continues to benefit from the payment of the fees.

Stock-Based Compensation

         We account for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. APB 25 requires that we recognize compensation cost for stock options issued to employees to the extent the fair value of our common stock exceeds the exercise price of the options on the date of grant. Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price greater than or equal to the market value of our common stock on the date of grant.

         We account for non-employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). SFAS 123 and EITF 96-18 require that we account for our option and warrant grants to non-employees based on the fair value of the options and warrants granted.

         We use the Black-Scholes pricing model to determine the fair value of the options and warrants that we grant to employees and non-employees. We are required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of our common stock. The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term. We used our past share price history to determine volatility and cannot predict how the price of our shares of common stock will react on the open market since our common stock just began trading on the OTC Bulletin Board on March 30, 2006. As a result, the volatility value that we calculated may differ from the future volatility of the price of our shares of common stock.

         We will adopt Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which revised SFAS No. 123, on January 1, 2006. A summary of SFAS No. 123R is provided below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting
Pronouncements."

         For a more complete discussion of our accounting policies and procedures, see our Notes to Consolidated Financial Statements beginning on page F-8.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that entities account for share-based payments using the fair value based method rather than the intrinsic value method of accounting in APB 25 and that entities disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee stock options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. SFAS 123R also requires an entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award be remeasured at each reporting date through the settlement date. SFAS No. 123R becomes effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. As a result, we will adopt SFAS No. 123R on January 1, 2006 using the modified prospective method. The adoption of SFAS 123R is expected to have an adverse impact on our results of operations in future periods.

         In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides guidance on the implementation of SFAS 123R. In particular, it provides guidance related to valuation methods, accounting for income tax effects of share-based payments, modifications of employee stock options prior to the adoption of SFAS 123R, classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period, and other disclosures subject to the adoption of SFAS 123R. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

         In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion 28" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We expect that the adoption of SFAS 154 will not have a material impact on our consolidated financial statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenues

         Revenues consist of the monthly membership fees that we receive from members of our CARExpress membership programs and commissions that we receive from the sale of CARExpress membership programs sold in combination with third-party insurance products. To date, revenues have consisted almost exclusively of the monthly membership fees we receive from members of our CARExpress membership programs. Revenues increased $218,044 to $245,973 for the year ended December 31, 2005 from $27,929 for the year ended December 31, 2004. The increase of $218,044 was primarily a result of increased sales of our CARExpress membership programs to new customers and existing members.

         Approximately 95% of the revenues that we generated during the year ended December 31, 2005 was derived from sales of our CARExpress membership programs to first-time members, compared to approximately 20% during the year ended December 31, 2004. The remainder of the revenues that we generated during these periods was derived from existing members. For the year ended December 31, 2005, we derived approximately 75% of our revenues from marketing representatives, and derived approximately 20% of our revenues from small businesses and trade associations, unions and associations, and retailers and outlets. By comparison, for the year ended December 31, 2004, we derived approximately 50% of our revenues from marketing representatives, and derived approximately 40% of our revenues from small businesses and trade associations, and unions and associations. The remainder of the revenues that we generated during these periods was derived primarily from our sales of CARExpress membership programs directly to consumers.

         We expect growth in revenues to accelerate over the next 12 months as our marketing and distribution partners increase the number of sales persons marketing our CARExpress membership programs and as we continue to enter into sales and marketing agreements with marketing representatives, brokers and agents, retailers and outlets, small businesses and trade associations, and unions and associations, execute upon our advertising and marketing campaigns, and design and sell unique discount healthcare membership solutions to new and existing customers. We also expect to begin generating commissions from the sale of CARExpress membership programs sold in combination with third-party insurance products over the next 12 months. The percentage of future revenues derived from first-time and existing members and the percentage of future revenues derived from marketing representatives, brokers and agents, retailers and outlets, small businesses and trade associations, and unions and associations may differ significantly from the percentages set forth above as we have been selling our CARExpress membership programs for only a short period of time and have generated minimal revenues to date.

Direct Costs

         Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks. Direct costs increased $284,565 to $350,666 for the year ended December 31, 2005, from $66,101 for the year ended December 31, 2004. The increase of $284,565 was due to an increase of $263,340 for sales commissions and $21,224 for PPO and provider network costs. We expect cost of sales to increase over the next 12 months as increased sales of our CARExpress membership programs result in higher overall sales commission expenses and PPO and provider networks costs.

Selling and Marketing Expenses

         Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries paid to employees selling and marketing our CARExpress membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us. Selling and marketing expenses decreased $135,589 to $241,692 for the year ended December 31, 2005, from $377,281 for the year ended December 31, 2004. The decrease of $135,589 was due primarily to a decrease of $118,939 for advertising and marketing campaigns and $64,405 for sales salaries, partially offset by an increase of $16,411 for allocated rent and $20,920 for Web site amortization.

General and Administrative Expenses

         General and administrative expenses consist primarily of salary expense, professional fees, rent expense, and other general and administrative expenses.

         Salary Expense. Salary expense consists of all salaries and related compensation that we pay to our employees and the payroll taxes associated therewith that are not associated with our selling and marketing activities. Salary expense decreased $425,901 to $897,837 for the year ended December 31, 2005, from $1,323,738 for the year ended December 31, 2004. The decrease of $425,901 was due to our issuance of 1,748,250 shares of our common stock valued at $874,125 to David M. Daniels in February 2004 as a signing bonus in connection with Mr. Daniels accepting his appointment as our Chief Executive Officer, partially offset by an increase of $430,212 for salaries and related compensation resulting from an increase in the number of executive officers and other individuals who we employed during 2005 and $18,012 in additional taxes paid due to the increased payroll in 2005. We are party to an employment agreement with David M. Daniels and Patricia S. Bathurst, two of our executive officers, and have entered into employment arrangements with Alex Soufflas and David A. Taylor. A summary of the material terms of these employment agreements and arrangements and our financial obligations thereunder is provided below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" and "Executive Compensation," and under "Note 6 - Commitments and Contingencies - Employment Agreements" of our consolidated financial statements for the year ended December 31, 2005. In addition, we may retain additional executive management personnel with substantial experience in the healthcare or health savings industry. As a result, we expect salary expense to increase over the next 12 months.

         Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals. Professional fees increased $2,301,592 to $2,606,365 for the year ended December 31, 2005 from $304,773 for the year ended December 31, 2004. The increase of $2,301,592 was due primarily to an increase of $41,727 in fees paid to our independent accountant in connection with the preparation of our Registration Statement on Form SB-2 and our audited and interim financial statements, $79,727 in legal fees paid in connection with the various capital-raising and business transactions that we commenced or completed during the year and the preparation of the Registration Statement on Form SB-2, $2,000,065 in stock compensation paid to consultants and advisors for various consulting and advisory services, and $209,200 for placement agent fees, partially offset by a decrease of $12,324 in computer system and hardware consulting expenses due to the costs of our new computer system being amortized in connection with the completion and proper functioning of the computer system. A description of the securities that we issued to the consultants and advisors is provided in "--Recent Sales of Unregistered Securities" under Item 5 of this report and under Note 7 to our audited consolidated financial statements for the year ended December 31, 2005, and a summary of the agreements that we entered into with the consultants and advisors is provided under "Item 1. Description of Business - Service Providers, Consultants and Advisors" of this report. We expect professional fees to decrease over the next 12 months because we recognized all of the deferred consulting expense associated with fees paid to our various consultants and advisors under contracts terminating on December 31, 2005 and because we believe that any stock compensation expense that we will incur over the next 12 months will be less in amount than the amount of stock compensation expense we incurred during the past 12 months. We expect this decrease in professional fees to be minimally offset by increases in the cost of our compliance with SEC reporting requirements that we have as a public company and increases in the costs that we will incur as we attempt to enter into agreements with additional marketing representatives, brokers and agents, retailers and outlets, small businesses and trade associations, and unions and associations for the marketing and sale of our CARExpress membership programs.

         Rent Expense. Rent expense consists of the rent that we pay under the lease for our office facilities that is not associated with our selling and marketing activities. Rent expense increased $65,646 to $161,571 for the year ended December 31, 2005 from $95,925 for the year ended December 31, 2004. The increase of $65,646 resulted primarily from the annual increases in our lease payments for our facility in Horsham, Pennsylvania and rent payments that we began making under the lease for our facility in Sarasota, Florida that we entered into on July 1, 2005. A summary of the material terms of these leases is provided under "Note 6 - Commitments and Contingencies" of our audited consolidated financial statements for the year ended December 31, 2005. We expect rent expense to increase over the next 12 months as a result of annual increases in our lease payments for these facilities.

         Other General and Administrative Expenses. Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, costs for temporary customer service representatives, health insurance costs, general business expenses, severance expense and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities. Other general and administrative expenses decreased $143,030 to $216,487 for the year ended December 31, 2005 from $359,517 for the year ended December 31, 2004. The decrease of $143,030 resulted primarily from a decrease of $39,162 in travel and entertainment expense, $24,136 in insurance expense, $25,000 in general business expenses, $16,242 in computer hardware and systems costs, and a decrease in several miscellaneous fees and expenses included in other general and administrative expenses, partially offset by an increase of $26,465 for supplies, $29,610 for costs of temporary customer service representatives and $20,000 in employee severance expense. We expect other general and administrative expenses to increase over the next 12 months as we incur additional expenses for filing fees, health insurance costs, travel and entertainment, temporary customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general growth in our business.

Common Stock Issued for Releases

         Common stock issued for releases consists of the cost of the shares of common stock issued to previous investors in consideration for an amendment to their securities purchase agreements and a release from certain potential claims thereunder. We incurred expenses for common stock issued for releases of $295,100 for the year ended December 31, 2005. We did not incur any such expenses for the year ended December 31, 2004. The expenses for common stock issued for releases of $295,100 that we incurred for the nine months ended September 30, 2005 resulted from our issuance of 737,750 shares of our common stock valued at $295,100 to previous investors in exchange for their execution of an amendment to their securities purchase agreements for the securities that they purchased from us in the private offerings that we completed in August 2004 and September 2004 and a release from certain potential claims thereunder. We do not expect to incur any additional expenses for common stock issued for releases over the next 12 months because we do not expect to issue any additional securities to previous investors for amendments and releases to their securities purchase agreements.

Loss on Extinguishment of Debt

         Loss on extinguishment of debt consists of losses realized upon the extinguishment of our existing debt obligations and the write-off of associated unamortized debt issuance costs. We incurred loss on extinguishment of debt of $83,388 for our fiscal year ended December 31, 2004. We did not incur any loss on extinguishment of debt for our fiscal year ended December 31, 2005. The loss on extinguishment of debt of $83,388 that we incurred during our fiscal year ended December 31, 2004 consisted of losses realized upon the issuance of shares of our common stock and the payment of cash in exchange for the extinguishment of debt obligations and the write-off of unamortized debt issuance costs resulting therefrom that we had incurred in connection with the funding of our business operations. While we had $203,742 in notes payable outstanding on December 31, 20054, we do not expect to incur any material loss on the extinguishment of debt during the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of March 30, 2006, we had cash and cash equivalents of approximately $312,000.

         Net cash used by operating activities was $1,915,381 for the year ended December 31, 2005 compared to $1,622,875 for the year ended December 31, 2004. The $292,506 increase in cash used in operating activities was due primarily to increased net loss of approximately $1,940,000, partially offset by an increase in the fair value of warrants expensed of approximately $1,130,000, an increase in common stock issued for releases of approximately $295,000, and an increase in accounts payable and accrued expenses of approximately $222,000.

         Net cash provided by investing activities was $223,180 for the year ended December 31, 2005 compared to net cash used by investing activities of $161,956 for the year ended December 31, 2004. The $385,136 increase in cash provided by investing activities was due primarily to an increase in proceeds from the sale of marketable securities of approximately $320,000 and a decrease in purchases of fixed assets and Web site costs of approximately $125,000.

         Net cash provided by financing activities was $1,380,093 for the year ended December 31, 2005 compared to $2,206,576 for the year ended December 31, 2004. The $826,483 decrease in net cash provided by financing activities was due primarily to a decrease in proceeds from the sale of our common stock of approximately $1,086,000, partially offset by an increase in proceeds from the issuance of notes payable of approximately $169,000 and a decrease in payments on notes payable of approximately $149,000.

         Our primary sources of capital over the past 12 months are set forth below.

         In February 2005, we completed a private offering of 2,448,750 shares of our common stock, Class A warrants to acquire 816,252 shares of our common stock, and Class B warrants to acquire 816,252 shares of our common stock, for aggregate cash consideration of $979,500. These securities were sold in units comprised of three shares of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $1.20 per unit. Each Class A warrant is initially exercisable into one share of our common Stock at an exercise price of $1.00 per share. Each Class B Warrant is initially exercisable into one share of our common stock at an exercise price of $2.00 per share.

         In April 2005, we completed a private offering of 1,800,000 shares of our common stock, Class A warrants to acquire 1,800,000 shares of our common stock, and Class B warrants to acquire 1,800,000 shares of our common stock, for aggregate consideration consisting of 2,740,000 shares of common stock of Infinium Labs, Inc., a Delaware corporation, that was then valued at $720,000. These securities were sold in units comprised of three shares of common stock, three Class A warrants and three Class B warrants. The units were sold at a purchase price of $1.20 per unit. Each Class A warrant is initially exercisable into one share of our common Stock at an exercise price of $.60 per share. Each Class B warrant is initially exercisable into one share of our common stock at an exercise price of $.80 per share.

         In May 2005, we completed a private offering of 635,750 shares of our common stock, Class A warrants to acquire 317,875 shares of our common stock, and Class B warrants to acquire 317,875 shares of our common stock, for aggregate cash consideration of $254,300. These securities were sold in units comprised of three shares of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $1.20 per unit. Each Class A warrant is initially exercisable into one and one-half shares of our common Stock at an exercise price of $.60 per share. Each Class B warrant is initially exercisable into one and one-half shares of our common stock at an exercise price of $.80 per share.

         In June 2005, we completed a private offering of 1,490,000 shares of our common stock, Class A warrants to acquire 1,490,000 shares of our common stock, and Class B warrants to acquire 1,490,000 shares of our common stock, for aggregate cash consideration of $596,000. These securities were sold in units comprised of three shares of common stock, three Class A warrants and three Class B warrants. The units were sold at a purchase price of $1.20 per unit. Each Class A warrant is initially exercisable into one share of our common Stock at an exercise price of $.60 per share. Each Class B warrant is initially exercisable into one share of our common stock at an exercise price of $.80 per share.

         In November and December 2005, we issued promissory notes in the aggregate principal amount of $180,000 to a limited number of accredited investors for aggregate cash consideration of $180,000. The notes have a maturity date that is 90 days after the date we received the funds from the respective investors and accrue interest at the rate of 15% per annum. The principal and accrued interest are payable by us on the maturity date and may be prepaid by us in whole or in part at any time prior to the maturity date at our option without penalty. We recently extended the maturity date of one of these promissory notes in the principal amount $25,000 until April 7, 2006, and extended the maturity date of two of these promissory notes in the aggregate principal amount of $130,000 until June 30, 2006. We paid the principal and accrued interest on the remaining promissory note in accordance with its terms.

         To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We have used the proceeds from the private offerings we completed in 2004 and 2005 to pay virtually all of the costs and expenses we incurred during these years. These costs and expenses were comprised of operating expenses, which consisted of the salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenues.

         We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months. We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred, repay our outstanding indebtedness to third parties in the aggregate amount of approximately $186,000, all of which is due within the next four months, and finance the growth of our business. We intend to obtain these funds through sales of debt or equity securities and through proceeds received from the exercise of outstanding options and warrants by our security holders. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

CONTRACTUAL OBLIGATIONS

         The following summarizes our material long-term contractual obligations as of December 31, 2005:

Contractual
Obligations                     Total           2006          2007            2008          2009          2010
-----------                    ------          ------        ------         -------       -------       --------
Employment Agreements (1)     $1,945,429      $442,860      $439,230       $483,153      $531,468       $48,718

Office Leases (2)                710,194       258,553       170,803        108,373       112,708        59,757
     Total                    $2,655,623      $701,413      $610,033       $591,526      $644,176      $108,475

(1) At December 31, 2005, we were a party to employment agreements with David M. Daniels, Roger H. Folts and Patricia S. Bathurst. On March 29, 2006, we entered into employment agreements with Alex Soufflas and David A. Taylor pursuant to which we agreed to pay them an annualized base salary of $210,000 and $162,000, respectively. On February 8, 2006, Mr. Folts resigned as our Chief Financial Officer and Secretary and we terminated our employment agreement with him. We agreed to pay Mr. Folts the amount of salary to which he would have been entitled under his employment agreement through March 31, 2006. As a result, this table reflects only those payments to Mr. Folts that we are obligated to pay through March 31, 2006. A summary of these employment agreements and arrangements is provided under "Executive Compensation - Employment Contracts and Arrangements."

(2) We have entered into two office leases. One is for our office space in Horsham, Pennsylvania and the other is for our office space in Sarasota, Florida. A summary of these office leases is provided under "Description of Business - Properties."

To date, we have made payments under these obligations with proceeds received from sales of our equity and debt securities. We intend to make future payments due under these obligations with proceeds from additional sales of our equity and debt securities and cash generated from the sale of our CARExpress membership programs.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7.  FINANCIAL STATEMENTS.

         Our audited consolidated financial statements at December 31, 2005 and for each of the years ended December 31, 2005 and 2004, respectively, begin on page F-1 of this report located immediately after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

         As of December 31, 2005, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

APPOINTMENT OF PRINCIPAL OFFICERS

         The description set forth below is included herewith for the purpose of providing the disclosure required under "Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" of Form 8-K in connection with: (i) our appointment of Alex Soufflas as our Chief Financial Officer, Executive Vice President and Secretary on February 15, 2006 and his resignation as our General Counsel in connection therewith, all to be effective February 1, 2006, and (ii) our appointment of David A. Taylor as our Senior Vice President - National Sales on February 15, 2006 and his resignation as our Vice President - Sales in connection therewith, all to be effective February 1, 2006.

         On February 15, 2006, Alex Soufflas was appointed our Chief Financial Officer and Secretary and, in connection therewith, resigned as our General Counsel, all effective February 1, 2006. On February 15, 2006, David A. Taylor was appointed our Senior Vice President - National Sales and, in connection therewith, resigned as our Vice President - Sales, all effective February 1, 2006. A description of Messrs. Soufflas' and Taylor's business experience is set forth under "-- Directors and Executive Officers" in Item 9 of this report and incorporated by reference herein. A description of the employment agreements that we entered into with Messrs. Soufflas and Taylor on March 29, 2006 is set forth under "-- Employment Contracts and Arrangements" in Item 10 of this report and incorporated by reference herein.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

         The description set forth below is included herewith for the purpose of providing the disclosure required under "Item 1.01 - Entry into a Material Definitive Agreement" of Form 8-K in connection with our issuance of restricted stock awards to David M. Daniels, Alex Soufflas, David A. Taylor and Patricia S. Bathurst on March 28, 2006, and our entry into an employment agreement with each of Alex Soufflas and David A. Taylor on March 29, 2006.

         On March 28, 2006, we issued restricted stock awards to David M. Daniels, Alex Soufflas, David A. Taylor and Patricia S. Bathurst, our four executive officers, with respect to 450,000, 300,000, 375,000 and 225,000 shares of our common stock, respectively. A description of the restricted stock awards is set forth under "-- Employment Contracts and Arrangements" in Item 10 of this report and incorporated by reference herein.

         On March 29, 2006, we entered into employment agreements with each of Alex Soufflas and David A. Taylor, two of our executive officers. A description of the employment agreements that we entered into with Messrs. Soufflas and Taylor on March 29, 2006 is set forth under "-- Employment Contracts and Arrangements" in Item 10 of this report and incorporated by reference herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following chart sets forth certain information about each of our directors and executive officers.

Name                                       Age                           Positions Held
----                                      -----                         ----------------
David M. Daniels                            48         Chairman, Chief Executive Officer and President

Alex Soufflas                               31         Chief Financial Officer, Executive Vice President
                                                       and Secretary

David A. Taylor                             48         Senior Vice President - National Sales

Patricia S. Bathurst                        51         Vice President - Marketing

         The following is a brief summary of the business experience of each of the above-named individuals:

         David M. Daniels has served as our Chief Executive Officer and a member of our board of directors since February 2004, and has served as our President since February 2005. From 1998 to February 2004, Mr. Daniels provided financing and management consulting services to several companies operating in the manufacturing, technology and services industries, including Market Pathways Financial Relations, Inc., a financial consulting firm, from April 2000 until February 2004, The Research Works, Inc., an equity research firm, from April 2001 until December 2003, and XRAYMEDIA, Inc., an advertising agency, from September 2001 until February 2004. Mr. Daniels served as the Chief Financial Officer of North American Technologies Group, Inc., a research and development company, from 1994 to 1995, and served as the President and Chief Operating Officer from 1995 to 1998. Mr. Daniels founded Industrial Pipe Fittings, Inc., a manufacturer of industrial fittings for the high density polyethylene market, in 1994 and served as the Chairman, President and Chief Executive Officer until 1998. Prior to 1994, Mr. Daniels served in several capacities with Morgan Stanley Dean Witter, achieving the position of First Vice President of the company in 1986. Mr. Daniels is a graduate of the Georgia Military Academy and the University of Houston, where he received a B.A. in finance.

         Alex Soufflas has served as our Chief Financial Officer and Secretary since February 2006 and has served as our Executive Vice President since August 2005. Mr. Soufflas served as our General Counsel from August 2005 until February 2006. From May 2004 to August 2005, Mr. Soufflas was an attorney at Duane Morris LLP, a national law firm, where he specialized in public and private securities offerings, mergers & acquisitions, contracts and corporate counseling. Prior to that, Mr. Soufflas specialized in general corporate law as an attorney at Spector Gadon & Rosen, P.C., a Philadelphia-based law firm, from April 2003 to May 2004, and at Sullivan & Worcester, LLP, a Boston-based law firm, from September 2000 to October 2002. Mr. Soufflas received a B.S. in accounting from Purdue University and a juris doctor from Boston College Law School.

         David A. Taylor has served as our Senior Vice President - National Sales since February 2006 and served as our Vice President - Sales from August 2005 to February 2006. From March 2005 to August 2005, Mr. Taylor was a partner and served as the Chief Financial Officer and Senior Vice President of Trident Marketing International, Inc., a customer interaction solutions company, and from April 1998 to March 2005, Mr. Taylor served as the Vice President - Sales Operations and Systems for Z-Tel Communications, Inc., a communications service provider. Prior to that, Mr. Taylor served in various capacities for Delta Air Lines, Inc., an international airline, serving as a financial planner from 1991 to 1992, the Controller - Corporate Services from 1992 to 1994, the General Manager - Marketing Services from 1994 to 1995, and the Director - Purchasing, Contract Services and Sales from 1995 to April 1998. Mr. Taylor received a B.A. in business administration from Oswego State University and an MBA from Dowling College.

         Patricia S. Bathurst has served as our Vice President - Marketing since March 2001. From 1989 to 2000, Ms. Bathurst served as the Vice President of Marketing for National Health and Safety Corporation, where she was responsible for all of the marketing, advertising and promotional functions for the company. From 1985 to 1989, Ms. Bathurst served as the Director of Marketing for Horizon Healthcare Group, Inc., a provider of healthcare services utilizing national provider networks that she co-founded in 1985. Prior to 1985, Ms. Bathurst served as the Director of Administration and Customer Service for Phoenix International Corporation, a provider of healthcare services utilizing national provider networks. Ms. Bathurst is a graduate of Temple University with a B.A. in business administration.

BOARD OF DIRECTORS

         David M. Daniels, our Chief Executive Officer and President, is the sole member of our board of directors. Mr. Daniels will serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. Officers are elected annually by our board of directors and serve at the discretion of our board of directors. We do not currently have any committees of our board of directors.

DIRECTOR COMPENSATION

         We provide our non-employee directors with a standard compensation package for serving as a member of our board of directors. Non-employee directors receive an option to acquire 350,000 shares of our common stock, and $1,000 plus reasonable travel expenses for attendance in person at any meetings of the board of directors for which attendance in person was specifically requested by the chairman of the board of directors. The options have a five-year term, an exercise price of $.40 per share, and vest as follows: (i) 100,000 shares on the date of grant, and (ii) 250,000 shares on the first anniversary of the date of grant if the director remains a member of our board of directors continuously during the period commencing on the date of grant and ending on the first anniversary of the date of grant. We do not provide any compensation to our employee directors.

CODE OF BUSINESS CONDUCT AND ETHICS


         We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote:
(i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.

         A copy of our Code of Business Conduct and Ethics is available on our website at www.nationalhealthpartners.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 31, 2005, 2004 and 2003.



                           SUMMARY COMPENSATION TABLE


                                                Annual Compensation                     Long-Term Compensation
                                                -------------------                     -----------------------
                                                                                       Awards               Payouts
                                                                                       ------               -------
                                                                  Other Annual   Restricted    Securities      All Other
Name and                       Fiscal                               Compen-        Stock       Underlying       Compen-
Principal Position              Year   Salary ($)   Bonus ($)     sation ($)(5)  Awards ($)    Options (#)   sation ($)(6)
------------------            -------  ----------  ----------    --------------- ----------    -----------   -------------

David M. Daniels(1)             2005     235,241        -0-            -0-            -0-       2,500,000         34,067
President and                   2004     148,000     12,000          1,748        874,125(7)           -0-           -0-
Chief Executive Officer


Alex Soufflas(2)                2005      59,400        -0-            -0-            -0-       1,000,000            -0-
Chief Financial Officer,
Executive Vice President and
Secretary

David A. Taylor(3)              2005      49,500        -0-            -0-         11,000(8)     1,000,000           -0-
Senior Vice President -
National Sales

Patricia S. Bathurst            2005     134,500        -0-            -0-            -0-       1,000,000            -0-
Vice President -- Marketing     2004      88,000        -0-         10,000         43,040(9)          -0-            -0-
                                2003         -0-        -0-         60,000            -0-             -0-            -0-


Roger H. Folts(4)               2005     160,900        -0-            -0-          1,000(10)   1,000,000            -0-
Former Chief Financial          2004     113,500        -0-          7,270         18,120(11)         -0-            -0-
Officer and Secretary           2003         -0-        -0-         13,685            -0-             -0-



(1) Mr. Daniels was appointed our Chief Executive Officer on February 17, 2004 and our President on February 13, 2005.

(2) Mr. Soufflas was appointed our Chief Financial Officer and Secretary on February 15, 2006 and, in connection therewith, resigned as our General Counsel. Mr. Soufflas was appointed our Executive Vice President on August 15, 2005.

(3) Mr. Taylor was appointed our Senior Vice President - National Sales on February 15, 2006 and, in connection therewith, resigned as our Vice President - Sales.

(4) Mr. Folts resigned as our Chief Financial Officer and Secretary on February 8, 2006.

(5) Consists of non-salary cash consulting fees that we paid to the applicable executive officers prior to our implementation of salaries for them in March 2004.

(6) Consists of the dollar value of insurance premiums that we paid with respect to term life insurance for the benefit of the applicable executive officer as well as amounts reimbursed to the applicable executive officer for the payment of taxes thereon.

(7) Represents 1,748,250 shares of common stock at an ascribed value of $.40 per share.

(8) Represents 27,500 shares of common stock at an ascribed value of $.40 per share.

(9) Represents 107,600 shares of common stock at an ascribed value of $.40 per share.

(10) Represents 2,500 shares of common stock at an ascribed value of $.40 per share.

(11) Represents 45,300 shares of common stock at an ascribed value of $.40 per share.

         We are a party to employment agreements with each of David M. Daniels, Alex Soufflas, David A. Taylor and Patricia M. Bathurst. Under these agreements, we are currently paying Messrs. Daniels, Soufflas and Taylor and Ms. Bathurst an annualized base salary of $254,100, $210,000, 162,000 and $145,200, respectively. We have issued Mr. Daniels an option to acquire 2,500,000 shares of our common stock and have issued each of Messrs. Soufflas and Taylor and Ms. Bathurst an option to acquire 1,000,000 shares of our common stock. In addition, we recently issued restricted stock awards to each of Messrs. Daniels, Soufflas and Taylor and Ms. Bathurst with respect to 450,000, 300,000, 375,000 and 225,000 shares of our common stock, respectively. A summary of these employment agreements and securities is provided under "Executive Compensation - Employment Contracts and Arrangements."

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The following table sets forth, for each named executive officer, information regarding options granted to the officers during our fiscal year ended December 31, 2005. We have not granted any stock appreciation rights to any of our named executive officers.




                                                     Percent of
                                   Number of        Total Options
                                  Securities         Granted to         Exercise or
                                  Underlying        Employees in        Base Price
Name                           Options Granted (#)   Fiscal Year         ($ / Sh)        Expiration Date
----                           -------------------  -------------       ------------     ----------------
David M. Daniels                      2,500,000        32.8%               0.40             May 12, 2015

Patricia S. Bathurst                  1,000,000        13.1%               0.40             May 12, 2015

Roger H. Folts                        1,000,000        13.1%               0.40             May 12, 2015

Alex Soufflas                         1,000,000        13.1%               0.40          August 14, 2015

David A. Taylor                       1,000,000        13.1%               0.40          August 14, 2015

                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth, for each named executive officer, information regarding the number and value of stock options held by the officers at December 31, 2005, each on an aggregated basis. We have not issued any stock appreciation rights to any of our named executive officers. No stock options were exercised by any of our executive officers during our fiscal year ended December 31, 2005.

                                             Number Of Unexercised          Value Of Unexercised
                                               Options At Fiscal       In-The-Money Options At Fiscal
                                              Year-End Exercisable/          Year-End Exercisable/
Name                                           Unexercisable (#)           Unexercisable ($) (1)
----                                        -----------------------     ------------------------------
David M. Daniels                               625,000 / 1,875,000           687,500 / 2,062,500

Patricia S. Bathurst                             250,000 / 750,000             275,000 / 825,000

Roger H. Folts                                   250,000 / 750,000             275,000 / 825,000

Alex Soufflas                                      -0- / 1,000,000               -0- / 1,100,000

David A. Taylor                                    -0- / 1,000,000               -0- / 1,100,000


* Not applicable.

(1) Based on the offering price of $1.50 per share set forth in our Registration Statement on Form SB-2.

            LONG-TERM INCENTIVE PLANS AND AWARDS IN LAST FISCAL YEAR

         We did not make any awards under long-term incentive plans to any of our named executive officers during the fiscal year ended December 31, 2005.

                      EMPLOYMENT CONTRACTS AND ARRANGEMENTS

         We are a party to employment agreements with David M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor. A summary of the material terms of these employment agreements and the stock options and restricted stock awards granted to each of these executive officers is provided below.

David M. Daniels

         On May 13, 2005, we entered into an employment agreement with David M. Daniels to serve as our Chief Executive Officer effective February 1, 2005. The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Daniels is entitled to an annual base salary of $231,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. Pursuant to the agreement, Mr. Daniels received an option to acquire 2,500,000 shares of our common stock. On March 28, 2006, we granted Mr. Daniels a restricted stock award with respect to 450,000 shares of our common stock.

Alex Soufflas

         On March 29, 2006, we entered into an employment agreement with Alex Soufflas to serve as our Chief Financial Officer and Executive Vice President effective February 1, 2005. The agreement is for an initial term of three years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Soufflas is entitled to an annual base salary of $210,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. On August 15, 2005, we granted Mr. Soufflas an option to acquire 1,000,000 shares of our common stock and March 28, 2006, we granted Mr. Soufflas a restricted stock award with respect to 300,000 shares of our common stock.

David A. Taylor

         On March 29, 2006, we entered into an employment agreement with David
A. Taylor to serve as our Senior Vice President - National Sales effective February 1, 2005. The agreement is for an initial term of three years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Taylor is entitled to an annual base salary of $162,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. On August 15, 2005, we granted Mr. Taylor an option to acquire 1,000,000 shares of our common stock and March 28, 2006, we granted Mr. Taylor a restricted stock award with respect to 375,000 shares of our common stock.

Patricia S. Bathurst

         On May 13, 2005, we entered into an employment agreement with Patricia
S. Bathurst to serve as our Vice President - Marketing effective February 1, 2005. The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Ms. Bathurst is entitled to an annual base salary of $132,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. Pursuant to the agreement, Ms. Bathurst received an option to acquire 1,000,000 shares of our common stock. On March 28, 2006, we granted Ms. Bathurst a restricted stock award with respect to 225,000 shares of our common stock.

         The employment agreements with Mr. Daniels and Ms. Bathurst provide that if we terminate the employment of the applicable executive officer without "cause" or the officer terminates his or her employment with us for "good reason," as such terms are defined in the agreements, the officer is immediately entitled to two years' annual base salary, the full annual base salary to which the officer would otherwise have been entitled during the remainder of the initial term, and all other compensation and benefits to which the officer would have been entitled had the officer been employed by us for the remainder of the initial term. "Good reason" includes a "change in control," which includes: (i) the acquisition by any person of 30% or more of the combined voting power of our outstanding securities; (ii) a change in the majority of our board of directors that was not approved by at least 50% of our board of directors; (iii) the completion of a reorganization, merger or consolidation of us, or the sale or other disposition of at least 80% of our assets; or (iv) approval by our stockholders of a liquidation or dissolution of us.

         The employment agreements with Messrs. Soufflas and Taylor provide that if we terminate the employment of the applicable executive officer without "cause" or the officer terminates his or her employment with us for "good reason," as such terms are defined in the agreements, the officer is entitled to receive an amount equal to the annual base salary such officer was receiving on the date of termination to be paid over a period of 12 months. "Good reason" includes a "change in control," which includes: (i) the acquisition by any person of 50% or more of the combined voting power of our outstanding securities; (ii) a change in the majority of our board of directors that was not approved by at least 50% of our board of directors; (iii) the completion of a reorganization, merger or consolidation of us, or the sale or other disposition of all or substantially all of our assets; or (iv) approval by our stockholders of a liquidation or dissolution of us.

         The options we granted to Mr. Daniels, Mr. Folts and Ms. Bathurst are for a term of 10 years, have an exercise price of $.40 per share, and vest in four equal installments commencing on the date of grant and continuing on February 1st of each of the following three years. In the event the employment of the applicable executive officer is terminated for any reason other than for "cause," as such term is defined in the employment agreements, the officer's option vests in full immediately and may be exercised at any time prior to the expiration date of the option. In the event we terminate the employment of the applicable executive officer without "cause" or the officer terminates his or her employment with us for "good reason" (including a "change in control"), as such terms are defined in the employment agreements, we are required to use our best efforts to prepare and file a registration statement with the SEC within 180 days of the date of termination to register the public resale of the shares underlying the officer's option. In the event the employment of the applicable executive officer is terminated for "cause," the option terminates immediately.

         The options granted to Mr. Soufflas and Mr. Taylor are for a term of 10 years, have an exercise price of $.40 per share, and vest in four equal annual installments commencing on February 1, 2006. In the event the employment of the applicable executive officer is terminated for any reason other than for "cause," as such term is defined in the option, the officer's option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is 90 days after the date of such termination of employment or the expiration date of the option. In the event the employment of the applicable executive officer is terminated for "cause," the option terminates immediately.

         The restricted stock awards that we granted to Messrs. Daniels, Soufflas and Taylor and Ms. Bathurst vest in three equal annual installments commencing on the date of grant. In the event we terminate the employment of the applicable executive officer without "cause" or the officer terminates his or her employment with us for "good reason," as such terms are defined in such officer's respective employment agreement, the officer's restricted stock award vests in full immediately. "Good reason" includes a "change in control," which includes: (i) the acquisition by any person of 50% or more of the combined voting power of our outstanding securities; (ii) a change in the majority of our board of directors that was not approved by at least 50% of our board of directors; (iii) the completion of a reorganization, merger or consolidation of us, or the sale or other disposition of all or substantially all of our assets; or (iv) approval by our stockholders of a liquidation or dissolution of us. In the event the employment of the applicable executive officer is terminated for "cause," any shares of common stock that have not vested as of the date of termination are forfeited to us and cancelled.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 30, 2006, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than five percent of our outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

         The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 30, 2006 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044.


                                                                        Amount and Nature
                                                                          of Beneficial              Percentage
Name and Address of Beneficial Owner                                      Ownership (1)            of Class (1)
------------------------------------                                    -----------------          ----------------
David M. Daniels                                                           2,698,050 (2)                12.4%

Roger H. Folts                                                             1,397,800 (3)                 6.4%

Patricia S. Bathurst                                                         832,600 (4)                 3.8%

Alex Soufflas                                                                550,000 (5)                 2.5%

David A. Taylor                                                              652,500 (6)                 3.0%

Ronald F. Westman                                                          5,680,000 (7)                26.1%

R. Dennis Bowers                                                           1,181,250                     5.4%
P.O. Box 94
Lahaska, PA 18974

Dennis Lastine                                                            1,095,000 (8)                  5.0%

Jesus Lozano                                                              1,650,000 (9)                  7.6%

Jose Lozano                                                               1,800,000 (10)                 8.3%

Gabriel Vidales                                                           1,350,000 (11)                 6.2%

All officers and directors as a group (5 persons)                         6,130,950 (12)                28.2%

_____________________
* Less than 1%.

(1) This table has been prepared based on 21,728,825 shares of our common stock outstanding on March 30, 2006.

(2) Includes 1,250,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share and 450,000 shares underlying restricted stock awards.

(3) Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share.

(4) Includes 500,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share and 225,000 shares underlying restricted stock awards.

(5) Includes 250,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share and 300,000 shares underlying restricted stock awards.

(6) Includes 250,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share and 375,000 shares underlying restricted stock awards.

(7) Includes 100,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share, 1,860,000 shares issuable upon the exercise of warrants that have an exercise price of $.60 per share, and 1,860,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share.

(8) Includes 30,000 shares issuable upon the exercise of warrants that have an exercise price of $.60 per share, 30,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share, 238,750 shares issuable upon the exercise of warrants that have an exercise price of $1.00 per share, and 238,750 shares issuable upon the exercise of warrants that have an exercise price of $2.00 per share.

(9) Includes 550,000 shares issuable upon the exercise of warrants that have an exercise price of $.60 per share and 550,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share.

(10) Includes 600,000 shares issuable upon the exercise of warrants that have an exercise price of $.60 per share and 600,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share.

(11) Includes 450,000 shares issuable upon the exercise of warrants that have an exercise price of $.60 per share and 450,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share.

(12) Includes 2,750,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information regarding the number of stock options, warrants, rights and similar securities that were outstanding at December 31, 2005 under equity compensation plans that have not been approved by our security holders. None of our securities were outstanding at December 31, 2005 under plans that have been approved by our security holders.


                                                                                               Number of securities
                                                    Number of               Weighted-          remaining available
                                                 securities to be       average exercise       for future issuance
                                                   issued upon              price of               under equity
                                                   exercise of             outstanding          compensation plans
                                                   outstanding              options,          (excluding securities
                                                options, warrants         warrants and             reflected in
                                                    and rights               rights                 column (a))
                                                       (a)                     (b)                     (c)
                                                ------------------    -------------------      -------------------
Equity compensation plans approved by
   security holders                                        -0-                    -0-                      -0-

Equity compensation plans not approved by
   security holders:
       Stock options issued to directors and
         employees                                   7,645,000                  $0.40                      -0-
       Stock option issued to business
         partner                                       400,000                  $0.50                      -0-
       Warrants issued to placement agent              274,000                  $0.70                      -0-
       Warrants issued to consultants and
         advisors                                    2,825,000                  $0.64                      -0-

                                                    ----------                  -----                    ----
              Total                                 11,144,000                  $0.47                      -0-
                                                    ==========                  =====                    =====

STOCK OPTIONS ISSUED TO DIRECTORS, EMPLOYEES AND BUSINESS PARTNER

         A description of the stock options issued to our directors, employees and business partner that were outstanding at December 31, 2005 is set forth in
Note 8 to our audited consolidated financial statements beginning on page F-1 of this report.

WARRANTS ISSUED TO PLACEMENT AGENT, CONSULTANTS AND ADVISORS

         A description of the warrants issued to Park Financial Group, Inc. for serving as our placement agent in the private offering of units completed in June and the warrants issued to certain of our consultants and advisors that were outstanding at December 31, 2005 is set forth in Note 7 to our audited consolidated financial statements beginning on page F-1 of this report.

                            2006 STOCK INCENTIVE PLAN

         On February 2, 2006, our board of directors adopted the National Health Partners, Inc. 2006 Stock Incentive Plan. Awards may be made under the plan for up to 4,500,000 shares of our common stock in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and other equity-based or equity-related awards. Awards may be made to our employees, officers or directors as well as our consultants or advisors. The plan is administered by our board of directors which has full and final authority to interpret the plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards. To the extent permitted by applicable law, our board of directors may delegate any or all of its powers under the plan to one or more committees or subcommittees of the board. The plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not a "qualified plan" under Section 401(a) of the Internal Revenue Code of 1986, as amended. The plan has not been approved by our shareholders. As a result, "incentive stock options" as defined under Section 422 of the Internal Revenue Code may not be granted under the plan until such approval is received for the plan. The plan terminates on February 1, 2016.

         Unless otherwise determined by the Board, awards may not be transferred except by will or the laws of descent and distribution and terminate 90 days after termination of employment with us, whether voluntarily by either party or by disability, or death or retirement. In the event that termination of employment or association is for "cause," as that term is defined in the plan, awards terminate immediately upon such termination. The plan provides for the immediate vesting or awards or the assumption of awards in the event of certain "change in control" and "reorganization events," which are defined generally under the plan to include the acquisition by any person of 30% or more of the combined voting power of our outstanding securities, a change in the majority of our board of directors that was not approved by at least a majority of our board of directors, the completion of a reorganization, merger, share exchange or consolidation of us, the sale or other disposition of all or substantially all of our assets, or our liquidation or dissolution.

          As of March 30, 2006, we have issued awards under the plan with respect to 4,323,250 shares of our common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In April 2005, we issued 1,800,000 shares of our common stock, Class A warrants to acquire 1,800,000 shares of our common stock, and Class B warrants to acquire 1,800,000 shares of our common stock to Ronald F. Westman for aggregate consideration consisting of 2,740,000 shares of common stock of Infinium Labs, Inc., a Delaware corporation, that Mr. Westman owned and that were then valued at $720,000. Under the terms of the agreement, in the event we obtained less than $720,000 from the sale of the Infinium Labs shares, Mr. Westman was required to pay the difference to us in cash or additional shares of Infinium Labs common stock. We completed the sale of the last of our shares of common stock of Infinium Labs on September 7, 2005, resulting in aggregate gross proceeds from the sale of all 2,740,000 shares of $320,506. Mr. Westman paid the remaining funds to us in cash on September 16, 2005. Mr. Westman beneficially owns approximately 33.3% of our common stock and served as a member of our board of directors from June 29, 2005 to September 26, 2005. We sold the shares of our common stock and warrants to Mr. Westman at a price per share of $.40, which is the same price we received for shares of our common stock sold in the private offerings we conducted immediately prior to and after the date of the transaction with Mr. Westman.

         In May 2005, we entered into a consulting agreement with Jose Lozano. Under the agreement, Mr. Lozano agreed to perform marketing and advisory services consisting primarily of the marketing and promotion of us and our products and services, support for our marketing and related activities, and consultation and advice with respect to our marketing strategies, product development, business development and opportunities, joint ventures, strategic partnerships and alliances, and general corporate and marketing matters. In consideration for these services, we agreed to issue Mr. Lozano 600,000 shares of our common stock, Class A warrants to acquire 600,000 shares of our common stock, and Class B warrants to acquire 600,000 shares of our common stock, and agreed to include all of the shares of common stock issued and all of the shares of common stock underlying the warrants in a registration statement to be filed with the SEC by June 30, 2005. Each Class A warrant is exercisable into one share of our common stock at an exercise price of $.60 per share during a period of 18 months beginning on the date the registration statement is declared effective by the SEC and expires on December 31, 2007. Each Class B warrant is exercisable into one share of our common stock at an exercise price of $.80 per share during a period of three years beginning on the date the registration statement is declared effective by the SEC and expires on December 31, 2008. Upon receiving the shares of common stock and warrants, Mr. Lozano became the beneficial owner of approximately 10.6% of our common stock. The agreement is for a term ending on December 30, 2005. We believe that the compensation we are paying to Mr. Lozano under this agreement approximates the fair value of the services to be provided by Mr. Lozano during the term of the agreement.

         In June 2005, we entered into a lease for additional office space in the Centerpointe Office Building located at 2033 Main Street, Suite 501, Sarasota, Florida 34237. The lease is for approximately 4,000 square feet of space for a monthly rent payment of approximately $7,500, commenced on July 1, 2005 and expires on July 1, 2010. Centerpointe Office Building is owned by Centerpointe Property, LLC. Ronald F. Westman owns all of the outstanding membership interests in Centerpointe Property, LLC jointly with his wife, beneficially owns approximately 33.3% of our common stock, and served as a member of our board of directors from June 29, 2005 to September 26, 2005. The rent per square foot that we pay for this office space is the same price per square foot that the other tenants in the building pay for office space in this building.

         In October 2005, we entered into a severance arrangement with R. Dennis Bowers. Under this arrangement, we agreed to pay Mr. Bowers $20,000 upon entering into the arrangement and agreed to enter into a 15-month consulting agreement with Mr. Bowers. Under the consulting agreement, Mr. Bowers agreed to market and promote us and our products to prospective customers whom Mr. Bowers may identify from time to time. In consideration for these services, we agreed to pay Mr. Bowers a monthly consulting fee of $9,500 in cash or, if certain conditions are met, $10,000 in shares of our common stock, the form of such payment to be decided upon at our sole discretion, the first of such payments to be made on October 13, 2005 and the remainder of such payments to be made monthly beginning October 22, 2005 and ending November 22, 2005. We also agreed to pay Mr. Bowers commissions ranging from between 40% and 50% of the gross revenues that we receive from sales of our products generated by Mr. Bowers. The agreement is for a term ending on January 5, 2007. Mr. Bowers served as our Chief Executive Officer from March 1, 2001 until February 13, 2004, our President from March 1, 2001 to January 31, 2005, and our Chairman of the Board from March 1, 2001 to February 13, 2005. Mr. Bowers beneficially owns approximately 6.9% of our common stock. We believe that the compensation we are paying to Mr. Bowers under this agreement approximates the fair value of the services to be provided by Mr. Bowers during the term of the agreement.

         On February 8, 2006, Roger H. Folts resigned as our Chief Financial Officer and Secretary. Concurrently therewith, we entered into a termination and mutual release with Mr. Folts effective February 1, 2006 pursuant to which his employment agreement was terminated effective February 1, 2006, and we and Mr. Folts agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the employment agreement or Mr. Folts' employment with or separation from us. We also entered into a consulting agreement with Mr. Folts on February 8, 2006 pursuant to which Mr. Folts agreed to provide accounting and related services to us on a full-time basis until June 30, 2006 and thereafter on a part-time basis until February 1, 2009, and in exchange for which we agreed to issue him 300,000 shares of our common stock and continue paying him the salary he was receiving under his employment agreement until March 31, 2006.

ITEM 13.  EXHIBITS

         The following exhibits are filed as part of this report:

    Exhibit No.              Exhibit
    -----------              -------
        3.1          Restated  Articles  of  Incorporation  (incorporated  by  reference  to  Exhibit  3.1  to the registration  statement  on  Form  SB-2,  File  No.  333-126315,  initially  filed  with  the
                     Securities and Exchange  Commission  ("SEC") on June 30, 2005, as amended (the  "Registration
                     Statement")

        3.2          Amended and Restated  Bylaws  (incorporated  by reference to Exhibit 3.2 to the  Registration
                     Statement)

        4.1          Specimen  Stock  Certificate  (incorporated  by reference to Exhibit 4.1 to the  Registration
                     Statement)

       10.1          Employment  Agreement,  dated May 13,  2005,  by an between the Company and David M.  Daniels
                     (incorporated by reference to Exhibit 10.1 to the Registration Statement)

       10.2          Employment  Agreement,  dated May 13,  2005,  by an between  the  Company  and Roger H. Folts
                     (incorporated by reference to Exhibit 10.2 to the Registration Statement)



       10.3          Employment Agreement,  dated May 13, 2005, by an between the Company and Patricia S. Bathurst
                     (incorporated by reference to Exhibit 10.3 to the Registration Statement)

       10.4          Option to Acquire Shares of Common Stock,  dated May 13, 2005, issued by the Company to David
                     M. Daniels (incorporated by reference to Exhibit 10.4 to the Registration Statement)

       10.5          Option to Acquire Shares of Common Stock,  dated May 13, 2005, issued by the Company to Roger
                     H. Folts (incorporated by reference to Exhibit 10.5 to the Registration Statement)

       10.6          Option to  Acquire  Shares of Common  Stock,  dated May 13,  2005,  issued by the  Company to
                     Patricia  S.  Bathurst  (incorporated  by  reference  to  Exhibit  10.6  to the  Registration
                     Statement)

       10.7+         Network Access Agreement, dated April 30, 2001, between the Company and Careington International
                     Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement)

       10.8+         Optum Services Agreement, dated October 1, 2001, between the Company and United HealthCare
                     Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement)

       10.9+         Network  Access and Repricing  Agreement,  dated  September 1, 2002,  between the Company and
                     First Access, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement)

      10.10+         Network Leasing Agreement,  dated December 18, 2003, between the Company and National Benefit
                     Builders, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement)

      10.11+         AdvancePCS,  L.P. Managed Pharmaceutical  Benefit Agreement,  dated July 1, 2001, between the
                     Company and AdvancePCS,  L.P. (incorporated by reference to Exhibit 10.11 to the Registration
                     Statement)

       10.12         Agreement of Lease, dated April 22, 2004, between Liberty Property Limited Partnership and the
                     Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

       10.13         Commercial Office Lease, dated June 13, 2005, between Centerpointe Property, LLC and the Company
                     (incorporated by reference to Exhibit 10.13 to the Registration Statement)


       10.14         Form of Securities Purchase Agreement by and between the Company and shareholders participating in the August 2004 Offering, September 2004 Offering, March 2005 Offering, February 2005 Offering, May
                     2005 Offering and June 2005 Offering (incorporated by reference to Exhibit 10.14 to the
                     Registration Statement)


       10.15         Securities  Purchase  Agreement,  dated April 12, 2005, by and between the Company and Ronald
                     F. Westman (incorporated by reference to Exhibit 10.15 to the Registration Statement)

       10.16         Option to Acquire  Shares of Common  Stock,  dated June 29,  2005,  issued by the  Company to
                     Ronald F. Westman (incorporated by reference to Exhibit 10.16 to the Registration Statement)

       10.17         Option to Acquire Shares of Common Stock, dated June 29, 2005, issued by the Company to Jay Rosen
                     (incorporated by reference to Exhibit 10.17 to the Registration Statement)

       10.18         Option to Acquire Shares of Common Stock, dated August 15, 2005, issued by the Company to Alex
                     Soufflas (incorporated by reference to Exhibit 10.18 to the Registration Statement)

       10.19         Option to Acquire Shares of Common Stock, dated August 15, 2005, issued by the Company to David A.
                     Taylor (incorporated by reference to Exhibit 10.19 to the Registration Statement)

       10.20         Summary of the terms of the Company's employment arrangement with Alex Soufflas (incorporated by reference to Exhibit 10.20 to the Registration Statement)

       10.21         Summary  of  the  terms  of  the  Company's  employment  arrangement  with  David  A.  Taylor
                     (incorporated by reference to Exhibit 10.21 to the Registration Statement)

       10.22         Form of Class A Warrant issued by the Company to the shareholders participating in the August 2004
                     Offering, September 2004 Offering, March 2005 Offering, February 2005 Offering, May 2005 Offering
                     and June 2005 Offering (incorporated by reference to Exhibit 10.22 to the Registration Statement)

       10.23         Form of Class B Warrant issued by the Company to the shareholders participating in the August 2004
                     Offering, September 2004 Offering, March 2005 Offering, February 2005 Offering, May 2005 Offering
                     and June 2005 Offering (incorporated by reference to Exhibit 10.23 to the Registration Statement)

       10.24         Form of First Amendment to Securities Purchase Agreement and Release by and between the Company and the shareholders participating in the August 2004 Offering and the September 2004 Offering
                     (incorporated by reference to Exhibit 10.24 to the Registration Statement)

       10.25         Form of Class A Warrant issued by the Company to consultants and advisors in June 2005
                     (incorporated by reference to Exhibit 10.25 to the Registration Statement)



         10.26    Form of Class B Warrant issued by the Company to consultants and advisors in June 2005 (incorporated by reference to Exhibit 10.26 to the Registration Statement)

         10.27    Form of Class C Warrant issued by the Company to consultants and advisors in June 2005 (incorporated by reference to Exhibit 10.27 to the Registration Statement)

         10.28    CARExpess Broker Agreement, dated March 28, 2005, by and between the Company and Trident Marketing
                  International, Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement)

         10.29    Marketing Incentive Plan, dated June 24, 2005, by and between the Company and Trident Marketing
                  International, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement)

         10.30    Option, dated June 24, 2005, issued by the Company to Trident Marketing International, Inc.
                  (incorporated by reference to Exhibit 10.30 to the Registration Statement)

         10.31    CARExpess Broker Agreement, dated August 12, 2005, by and between the Company and Hispanic Global LLC
                  (incorporated by reference to Exhibit 10.31 to the Registration Statement)

         10.32    Consulting Agreement, dated May 16, 2005, by and between the Company and Jose Lozano (incorporated by reference to Exhibit 10.32 to the Registration Statement)

         10.33    Consulting Agreement, dated June 24, 2005, by and between the Company and El CID IV (incorporated by reference to Exhibit 10.33 to the Registration Statement)

         10.34    Consulting Agreement, dated October 5, 2005, by and between the Company and R. Dennis Bowers
                  (incorporated by reference to Exhibit 10.34 to the Registration Statement)

         10.35    Promissory Note, dated November 11, 2005, issued by the Company to Rene Ortega, Jr. (incorporated by reference to Exhibit 10.35 to the Registration Statement)

         10.36    Promissory Note, dated November 16, 2005, issued by the Company to Uwe Weibel (incorporated by reference to Exhibit 10.36 to the Registration Statement)

         10.37    Promissory Note, dated November 16, 2005, issued by the Company to Daniel Eggenberger (incorporated by reference to Exhibit 10.37 to the Registration Statement)

         10.38    Promissory Note, dated December 7, 2005, issued by the Company to Ronda Westman (incorporated by reference to Exhibit 10.38 to the Registration Statement)




         10.39    National Health Partners, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, File No. 333-131589, filed with the SEC on February 6, 2006)

         10.40    Termination and Mutual Release, dated February 8, 2006, by and between the Company and Roger H. Folts
                  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on
                  February 15, 2006)

         10.41    Consulting Agreement, dated February 8, 2006, by and between the Company and Roger H. Folts
                  (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on
                  February 15, 2006)

         10.42    Amendment No. 1 to Promissory Note, dated February 17, 2006, by and between the Company and Uwe Weibel
                  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on
                  February 23, 2006)

         10.43    Amendment No. 1 to Promissory Note, dated February 17, 2006, by and between the Company and Daniel
                  Eggenberger (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 23, 2006)

         10.44    Amendment No. 1 to Promissory Note, dated March 4, 2006, by and between the Company and Ronda Westman

         10.45    Employment Agreement, dated March 29, 2006, by and between the Company and Alex Soufflas

         10.46    Employment Agreement, dated March 29, 2006, by and between the Company and David A. Taylor

         10.47    Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and David M.
                  Daniels

         10.48    Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Alex Soufflas

         10.49    Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Patricia S.
                  Bathurst

         10.50    Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and David A. Taylor

         14.1     Code of Business Conduct and Ethics

         21.1     Subsidiaries of the Company

         23.1     Consent of H J & Associates, LLC

         31.1     Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2     Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended



         32.1     Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended


+ Certain information in this document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table presents fees for professional audit services performed by HJ & Associates, LLC for the audit of our annual financial statements for our fiscal years ended December 31, 2005 and 2004, and fees billed for other services rendered by HJ & Associates during such years.

                                                  2005                   2004
                                                  ----                   ----
Audit Fees:                                    $33,131                $22,593

Audit-Related Fees:                             30,398                    ---

Tax Fees:                                          791                    ---

All Other Fees:                                    ---                    ---
                                        --------------         --------------

     Total:                                    $64,320                $22,593
                                        ==============         ==============

         Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees" and relate to services performed in connection with the review of our Registration Statement on Form SB-2.

         Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and filings.


         All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

         Our board of directors serves as our audit committee. It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.

During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2004 and 2005, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NATIONAL HEALTH PARTNERS, INC.



Date:  March 31, 2006                 By:  /s/   David M. Daniels
                                           ------------------------------
                                                 David M. Daniels
                                                 Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                                             Date
---------                                       ----                                              ----

/s/  David M. Daniels                           Chief Executive Officer, President            March 31, 2006
--------------------------                       and Chairman of the Board (Principal
David M. Daniels                                 Executive Officer)


/s/  Alex Soufflas                              Chief Financial Officer, Executive            March 31, 2006
---------------------------                     Vice President and Secretary
Alex Soufflas                                   (Principal Financial and Accounting
                                                Officer)


                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents

Report of Independent Registered Public Accounting Firm............................... F-2

Consolidated Balance Sheet at December 31, 2005....................................... F-3

Consolidated Statements of Operations for the Years Ended December 31, 2005
and 2004.............................................................................. F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
December 31, 2005 and 2004............................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005
and 2004.............................................................................. F-6

Notes to the Consolidated Financial Statements - December 31, 2005 and 2004........... F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Health Partners, Inc. and Subsidiary
Horsham, Pennsylvania

We have audited the accompanying consolidated balance sheet of National Health Partners, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Health Partners, Inc. and Subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses and cash used by operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 20, 2006

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                                  December 31,
                                                                      2005
                                                                  ------------
ASSETS

Current assets:
     Cash and cash equivalents                                    $    109,807
     Certificate of deposit                                             35,717
     Other current assets                                                4,042
                                                                  ------------
           Total current assets                                        149,566
                                                                  ------------
Property and equipment, net                                            127,263
Deposits                                                                19,000
                                                                  ------------
           Total assets                                           $    295,829
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                             $     70,432
     Accounts payable - related party                                   16,373
     Accrued expenses                                                   75,955
     Deferred revenue                                                   68,641
     Deferred compensation                                              29,000
     Notes payable                                                     203,742
                                                                  ------------
           Total current liabilities                                   464,143
                                                                  ------------
           Total liabilities                                           464,143
                                                                  ------------
Commitments and contingencies

Stockholders' equity (deficit):
     Common stock, $0.001 par value, 100,000,000 shares
      authorized, 17,054,200 shares issued and outstanding              17,054
     Additional paid-in capital                                      7,717,866
     Accumulated deficit                                            (7,903,234)
                                                                  ------------
           Total stockholders' equity (deficit)                       (168,314)
                                                                  ------------
           Total liabilities and stockholders' equity (deficit)   $    295,829
                                                                  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                    For the Years Ended
                                                        December 31,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
Net revenue                                     $    245,973    $     27,929

Direct costs                                         350,666          66,101
                                                ------------    ------------
Gross deficit                                       (104,693)        (38,172)
                                                ------------    ------------
Operating expenses:
     Selling and marketing                           241,692         377,281
     General and administrative                    3,882,260       2,083,953
                                                ------------    ------------
Total operating expenses                           4,123,952       2,461,234
                                                ------------    ------------
Loss from operations                              (4,228,645)     (2,499,406)
                                                ------------    ------------
Other income (expense):
     Interest income                                     717             ---
     Interest expense                                 (5,724)         (7,106)
     Common stock issued for releases               (295,100)            ---
     Loss on extinguishment of debt                      ---         (83,388)
                                                ------------    ------------
Total other income (expense)                        (300,107)        (90,494)
                                                ------------    ------------
Net loss                                        $ (4,528,752)   $ (2,589,900)
                                                ============    ============
Loss per share - basic and diluted              $      (0.32)   $      (0.42)
                                                ============    ============
Weighted average number of shares
 outstanding - basic and diluted                  14,397,546       6,233,471
                                                ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                      Total
                                          Common Stock          Additional    Deferred Stock                  Stockholders'
                                   --------------------------      Paid-in      Subscription    Accumulated          Equity
                                      Shares        Amount         Capital           Payable        Deficit       (Deficit)
                                   ------------  ------------  ------------   --------------   ------------   -------------
BALANCE AT DECEMBER 31, 2003          1,687,500  $      1,688  $     14,568     $        ---   $   (784,582)  $    (768,326)

Common stock issued for
  extinguishment of debt at
  $0.46 per share                       618,200           618       283,512              ---            ---         284,130

Common stock issued for
  services at $0.50 per share           350,000           350       174,650              ---            ---         175,000

Common stock issued as
  signing bonus at $0.50 per
  share                               1,748,250         1,748       872,377              ---            ---         874,125

Common stock issued for cash
  at an average price of $0.46
  per share                           5,232,250         5,232     2,382,768              ---            ---       2,388,000

Common stock to be issued for
  stock subscription payable at
  $0.40 per share                           ---           ---           ---           14,650            ---          14,650

Net loss                                    ---           ---           ---              ---     (2,589,900)     (2,589,900)
                                   ------------  ------------  ------------   --------------   ------------   -------------
BALANCE AT DECEMBER 31, 2004          9,636,200         9,637     3,727,874           14,650     (3,374,482)        377,679

Common stock issued for stock
  subscription payable at $0.40
  per share                              36,625            37        14,613          (14,650)           ---             ---

Common stock issued for cash
  at $0.40 per share                  2,256,625         2,256       900,395              ---            ---         902,651

Common stock issued to prior
  investors for releases at
  $0.40 per share                       737,750           737       294,362              ---            ---         295,099

Common stock issued for stock
  exchange at $0.40 per
  share -- related party              1,800,000         1,800       718,200              ---            ---         720,000

Common stock issued for
  services at $0.40 per share         2,587,000         2,587     1,032,213              ---            ---       1,034,800

Warrants issued for services
  at $0.40 per share                        ---           ---     1,239,409              ---            ---       1,239,409

Stock offering costs                        ---           ---      (209,200)             ---            ---        (209,200)

Net loss                                    ---           ---           ---              ---     (4,528,752)     (4,528,752)
                                   ------------  ------------  ------------   --------------   ------------   -------------
BALANCE AT DECEMBER 31, 2005         17,054,200  $     17,054  $  7,717,866   $          ---   $ (7,903,234)  $    (168,314)
                                   ============  ============  ============   ==============   ============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                        For the Years Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                        2005            2004
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                          $ (4,528,752)   $ (2,589,900)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
     Common stock issued for services                                    980,000       1,049,126
     Warrants issued for services                                      1,129,809             ---
     Common stock issued for releases                                    295,100             ---
     Depreciation                                                         51,800          19,502
     Bad debt - note receivable                                           25,000             ---
     Loss on extinguishment of debt                                          ---          83,388
  Changes in operating assets and liabilities:
     Increase in other current assets                                     (4,042)            ---
     Increase in deposits                                                    ---         (15,000)
     Increase (decrease) in accounts payable and accrued expenses         28,783        (160,734)
     Increase (decrease) in accounts payable - related party              16,373         (16,350)
     Increase in deferred revenue                                         61,548           7,093
     Increase in deferred compensation                                    29,000             ---
                                                                    ------------    ------------
        Net cash used by operating activities                         (1,915,381)     (1,622,875)
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sale of marketable securities                         320,506             ---
     Payment for note receivable                                         (25,000)            ---
     Increase in certificates of deposit                                 (35,717)            ---
     Purchase of fixed assets and website costs                          (36,609)       (161,956)
                                                                    ------------    ------------
        Net cash provided (used) by investing activities                 223,180        (161,956)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Increase (decrease) in cash overdraft                                   ---            (840)
     Proceeds from sale of common stock                                1,302,144       2,388,000
     Payment of stock offering costs                                     (44,800)            ---
     Proceeds from stock subscription payable                                ---          14,650
     Proceeds from issuance of notes payable                             180,000          11,000
     Payments on notes payable                                           (57,251)       (196,234)
     Payments on notes payable - related party                               ---         (10,000)
                                                                    ------------    ------------
        Net cash provided by financing activities                      1,380,093       2,206,576
                                                                    ------------    ------------
Net increase (decrease) in cash                                         (312,108)        421,745
Cash at beginning of year                                                421,915             170
                                                                    ------------    ------------
Cash at end of year                                                 $    109,807    $    421,915
                                                                    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)

                                                                        For the Years Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                        2005            2004
                                                                    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for taxes                                            $        ---    $        ---
     Cash paid for interest                                                2,722             ---

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     Common stock issued for services                               $    980,000    $  1,049,126
     Warrants issued for services                                   $  1,129,809    $        ---
     Common stock issued for extinguishment of debt                 $        ---    $    284,130
     Common stock issued to prior investors for releases            $    295,100    $        ---
     Common stock issued for stock offering costs                   $    164,400    $        ---

        The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1. DESCRIPTION OF BUSINESS.

         National Health Partners, Inc. (the "Company") was organized on
March 10, 1989 as Spectrum Vision Systems of Indiana, Inc. under the laws of the State of Indiana. The Company changed its name to National Health Partners, Inc. on March 13, 2001. On December 15, 2004, National Health Brokerage Group, Inc. was organized as a wholly-owned subsidiary of the Company.

         The Company sells membership programs that encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs and vision care through a national healthcare savings network called "CARExpress." The Company markets its programs directly through infomercials, newspapers, publications and its website, and indirectly through marketing representatives, brokers and agents, retail chains and outlets, small businesses and trade associates, and unions and associations. The Company derives substantially all of its revenue from the monthly membership fees it receives from members of its membership programs.

         The Company typically pays aggregate commissions to marketing representatives of between 35% and 50% of the sale price of the membership programs and/or an up-front fee of between $3 and $20 per member. Marketing representatives are paid these commissions for each member they enroll for the life of that member's enrollment with CARExpress. Marketing representatives may also recruit other representatives to sell the Company's membership programs and receive a portion of the commissions earned by the other representatives on sales made by those representatives. The marketing representatives do not pay the Company any initial or ongoing fees as a result of their relationship with the Company. They typically offer and sell the Company's membership programs on a part-time basis and may engage in other related or unrelated business activities, including selling the products or services of the Company's competitors. The Company's agreements with the marketing representatives are generally for a term of one year and renew automatically for additional one-year terms unless written notice of termination is delivered by either party at least 30 days prior to the then-current term. None of the Company's employees are compensated on a basis similar to the marketing representatives.

         The Company contracts with preferred provider organizations ("PPOs") and other provider networks for access to the discounted rates they have negotiated with their healthcare providers. The principal suppliers of the healthcare providers that comprise CARExpress are PPONext, International Med-Care, CareMark, Cigna, Optum and Careington International. The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its CARExpress membership programs with the healthcare providers. The Company typically pays a per member per month fee for use of a provider network that is determined in part based on the number of providers participating in the network, the number of CARExpress members accessing the network, and the particular products and services utilized by the CARExpress members. The Company's agreements with provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days' prior written notice, and renew automatically for additional terms unless so terminated. Most of these agreements are non-exclusive and contain confidentiality provisions.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is provided to assist the reader in understanding the Company's financial statements. The financial statements and notes thereto are representations of the Company's management. The Company's management is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

BASIS OF PRESENTATION

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         On February 17, 2004, the Company amended its Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 1,000 to 10,000,000 and approved a forward stock split of 3,375 to 1. On June 30, 2004, the Company amended its Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 10,000,000 to 100,000,000 and to change the par value of its shares of common stock from no par value per share to $0.001 par value per share. All references to common stock have been restated retroactively to reflect the foregoing amendments to the Company's Articles of Incorporation.

PRINCIPLES OF CONSOLIDATION

         The financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiary, National Health Brokerage Group, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

         Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders' equity.

ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

         The Company sells discount health care membership programs in return for monthly membership fees. The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. At the beginning of each membership period, the membership fee is charged to the member's credit card and recorded as deferred revenue. The Company then recognizes revenue as services are rendered. Shipping and handling fees that the Company receives for the shipment of membership packages to new members are included in its membership fees and recorded as deferred revenue. These fees are then recognized as revenue on a straight-line basis over the longer of the initial contractual term or the expected period during which the services will be performed if the relationship with the member is expected to extend beyond the initial contractual term and the member continues to benefit from the payment of the fees. The Company typically receives cash within 5 days of the date the membership fee is charged to the member's credit card. At December 31, 2005, the Company had deferred revenue of $68,641. The Company had minimal deferred revenue at December 31, 2004.

         The Company typically offers a 30-day money-back guarantee to its members. Members can cancel their membership during the first 30 days of their initial membership period and receive a full refund. After that, members can cancel their membership at the end of any subsequent monthly membership period. If a member cancels his or her membership and the member's credit card has already been processed for the next monthly membership period, a refund check will be issued to the member and no revenue will be recognized for that period. For the year ended December 31, 2005, the Company had cancellations and refunds of $54,982. The Company had minimal cancellations and refunds for the year ended December 31, 2004.

         The Company offers a 12-day free trial to some of its members. The Company does not recognize any membership revenue during the free-trial period. In the event the member continues the membership after the free-trial period expires, the Company charges the member's credit card and recognizes revenue as services are rendered.

DIRECT COSTS

         The Company's direct costs consist of sales commissions and fees paid to PPOs and provider networks. The Company incurred sales commission expense of $275,178 and $11,838 and network provider costs of $75,487 and $54,263 for the years ended December 31, 2005 and 2004, respectively.

SELLING AND MARKETING EXPENSES

         The Company's selling and marketing expenses consist of advertising expenses, marketing expenses, salaries paid to employees selling and marketing the Company's CARExpress membership programs, rent expense allocated to the Company's selling and marketing activities, depreciation and amortization expense allocated to the Company's selling and marketing activities, and all other selling and marketing expenses incurred by the Company. Depreciation and

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SELLING AND MARKETING EXPENSES (CONTINUED)

amortization expense included in selling and marketing expense is derived from the Company's telephones and website, and in part from the Company's computers, all of which are an integral part of the Company's selling and marketing activities.

STOCK-BASED COMPENSATION

         The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. APB 25 requires that the Company recognize compensation cost for stock options issued to employees to the extent the fair value of its common stock exceeds the exercise price of the options on the date of grant. Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price greater than or equal to the market value of its common stock on the date of grant.

         The Company accounts for non-employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

         The Company uses the Black-Scholes pricing model to determine the fair value of the options and warrants that it grants to employees and non-employees. The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock. The computation of volatility is intended to produce a volatility value that is representative of the Company's expectations about the future volatility of the price of its common stock over an expected term. The Company used its past share price history to determine volatility and cannot predict how the price of its shares of common stock will react on the open market in the event they are listed for trading on the OTC Bulletin Board or a national securities exchange. As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

         Under SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), the Company is required to make pro forma disclosures for net income and earnings per share as if the fair value method of valuing employee stock-based compensation had been applied. Pursuant to SFAS 148, the Company estimates the fair value of its employee stock-based compensation on the date of grant by using the Black-Scholes pricing model assuming a dividend yield of zero percent for all years, an expected volatility of 290%, a risk-free interest rate of 3.5% and a weighted-average contractual term of 8.51 years. The risk-free interest rate was determined using government securities with original maturities similar to the respective expected life of the equity instruments on the date of grant.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

         Had compensation expense for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS 123, the Company would have recorded additional compensation expense of $623,774 and $2,805,985 and would have had a net loss of $5,152,526 and $5,395,885 for the years ended December 31, 2005 and 2004, respectively.

                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
         Net income (loss) as reported             $ (4,528,752)   $ (2,589,000)

         Stock-based employee compensation
         cost included in net income (loss) as
         reported, net of related tax effects               ---             ---

         Stock-based employee compensation
         cost under the fair value based method,
         net of related tax effects                    (623,774)     (2,805,985)
                                                   ------------    ------------
         Pro forma net income (loss)               $ (5,152,526)   $ (5,395,885)
                                                   ============    ============
         Earnings (loss) per share:

              Basic & diluted - as reported        $      (0.32)   $      (0.42)
              Basic & diluted - pro forma          $      (0.36)   $      (0.87)

INCOME TAXES

         The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

         Net deferred tax assets consisted of the following components at December 31, 2005 and 2004, respectively:

                                                          December 31,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
          Deferred tax assets:
             Net operating loss carryforwards     $  1,653,900    $    862,385

          Deferred tax liabilities:
             Depreciation                              (22,400)        (29,630)

          Valuation allowance                       (1,631,500)       (832,755)
                                                  ------------    ------------
          Net deferred tax asset                  $        ---    $        ---
                                                  ============    ============

         At December 31, 2005, the Company had net operating loss carry-forwards of approximately $2,800,000 that may be offset against future taxable income from the years 2006 through 2026. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Subsequent ownership changes could further affect the limitation in future years. These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

         In calculating the amount of pretax income from continuing operations for the years ended December 31, 2005 and 2004, the amount of income tax calculated under accounting principles generally accepted in the United States of America differed from the amount of income tax determined under United States federal and state income tax provisions as follows:

                                                         December 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
            Book Income                          $ (1,766,000)   $ (1,000,900)
            Meals and entertainment                     2,800          22,275
            Depreciation                              (25,677)            ---
            Accrued compensation                       29,000             ---
            Stock compensation                      1,002,030         409,150
            Loss on extinguishment of debt                ---          32,520
            Valuation allowance                       757,847         536,955
                                                 ------------    ------------
                                                 $        ---    $        ---
                                                 ============    ============

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

         Basic loss per share is based on the weighted average number of shares of the Company's common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year. The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year. An aggregate of 23,681,004 and 10,724,791 shares of common stock underlying options and warrants that were outstanding on December 31, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive. As a result, basic loss per share was equal to diluted loss per share for each year.

                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
            Net Loss                               $ (4,528,725)   $ (2,589,900)
            Weighted average shares outstanding      14,397,546       6,233,471
                                                   ------------    ------------
            Earnings (loss) per share -
                basic and diluted                  $      (0.32)   $      (0.42)
                                                   ============    ============

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents.

FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's cash and cash equivalents, accounts payable, accrued liabilities, notes payable and other short-term liabilities in the consolidated balance sheets approximate their fair value due to the short-tem maturity of these instruments and obligations.

DERIVATIVE FINANCIAL INSTRUMENTS

         In connection with the Company's issuance of common stock and warrants to certain consultants to the Company, the Company evaluated the terms and conditions of the common stock and warrants to determine whether the warrants represented embedded or freestanding derivative instruments under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). The Company determined that the warrants did not represent freestanding derivative instruments and that the warrants did not meet the requirements for liability classification under EITF 00-19. As a result, the fair value of the warrants is reflected in the Company's additional paid-in capital. The fair value of the Company's derivative financial

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

instruments are estimated using the Black-Scholes pricing model which takes into consideration the estimated term of the warrants, the volatility of the price of the Company's common stock, interest rates and the probability that the warrants will be exercised.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives of the related assets. The estimated useful lives of the Company's property and equipment are as follows:

            Computer equipment         3 years
            Computer software          3 years
            Furniture and fixtures     5 years
            Telephone equipment        5 years
            Website equipment          3 years

         The cost of major improvements to the Company's property and equipment are capitalized. The cost of maintenance and repairs that do not improve or extend the life of the applicable assets are expensed as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

         The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that entities account for share-based payments using the fair value based method rather than the intrinsic value method of accounting in APB 25 and that entities disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee stock options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. SFAS 123R also requires an entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award be remeasured at each reporting date through the settlement date. SFAS No. 123R becomes effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006 using the modified prospective method. The adoption of SFAS 123R is expected to have an adverse impact on the Company's results of operations in future periods.

         In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides guidance on the implementation of SFAS 123R. In particular, it provides guidance related to valuation methods, accounting for income tax effects of share-based payments, modifications of employee stock options prior to the adoption of SFAS 123R, classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period, and other disclosures subject to the adoption of SFAS 123R. The Company will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

         In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion 28" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company expects that the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 3. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2005 and 2004, respectively:
                                                       December 31,
                                               ----------------------------
                                                   2005            2004
                                               ------------    ------------
         Computers                             $     43,012    $     22,024
         Software                                     2,762             ---
         Furniture                                   11,322           7,572
         Telephone                                   52,262          43,153
         Website                                     89,207          89,207
          Less: accumulated depreciation            (71,302)        (19,502)
                                               ------------    ------------
           Net property and equipment          $    127,263    $    142,454
                                               ============    ============

Depreciation expense for the years ended December 31, 2005 and 2004 was $51,800 and $19,502, respectively.

NOTE 4. ACCRUED EXPENSES

         Accrued expenses consist of amounts due to an unrelated third party for its payment of certain Company liabilities in 2001 and 2002. In conjunction with the note payable discussed in Note 5, the third party agreed to accept payments of $5,000 per month until all amounts are paid in full. The balance of accrued expenses at December 31, 2005 and 2004 was $75,955.

NOTE 5.  NOTES PAYABLE

         Notes payable outstanding at December 31, 2005 and 2004 consisted of the following:

         Note payable bearing interest
         at 5.00% per annum requiring
         monthly payments of $5,000                 $     23,742

         Notes payable bearing interest at
         15% per annum and due during
         the first quarter of 2006                       180,000
                                                    ------------
                  Total                             $    203,742
                                                    ============

NOTE 6. COMMITMENTS AND CONTINGENCIES

         The Company's commitments and contingencies consist of operating leases for its office space in Pennsylvania and Florida, an equipment lease for certain of its computer equipment and employment agreements with certain of its executive officers.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES

         The Company has entered into operating leases for its executive offices in Horsham, Pennsylvania and its office space in Sarasota, Florida.

Pennsylvania Facility

         The Company entered into a lease for a facility located in Horsham, Pennsylvania on December 1, 2001, which was amended on April 22, 2004. This is a three-year lease expiring on May 30, 2007. This lease required a deposit of $19,000. The starting monthly payment, including operating expenses, is $12,579 for the first year and increases each subsequent year.

         Future minimum lease payments under this facility lease are as follows:

               Fiscal Year        Amount
               -----------     ------------
                  2006         $    158,356
                  2007               66,598
                               ------------
                               $    224,954
                               ============

Florida Facility

         The Company entered into a lease for a facility located in Sarasota, Florida on July 1, 2005. This lease is a five-year lease expiring on June 30, 2010. This lease required an $18,000 security deposit to be paid on October 1, 2005. The starting monthly payment, including parking and Florida tax, is $8,186.

         Future minimum lease payments under this facility lease are as follows:

               Fiscal Year        Amount
               -----------     ------------
                  2006         $    100,197
                  2007              104,205
                  2008              108,373
                  2009              112,708
                  2010               59,757
                               ------------
                               $    485,240
                               ============

EQUIPMENT LEASE

         On July 8, 2004, the Company entered into an equipment lease for computer equipment for a period of 60 months. The monthly lease payment is $131.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

EQUIPMENT LEASE (CONTINUED)

         Future minimum payments under this equipment lease are as follows:

               Fiscal Year        Amount
               -----------     ------------
                  2006         $      1,572
                  2007                1,572
                  2008                1,572
                  2009                  524
                               ------------
                               $      5,240
                               ============

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with three of its executive officers. Future minimum payments under these employment agreements are as follows:

                                                                    Fiscal Year
                                          --------------------------------------------------------------
Officer                         Term         2006         2007         2008         2009         2010
--------------------------   ----------   ----------   ----------   ----------   ----------   ----------
Chief Executive Officer        5 years    $  254,100   $  279,510   $  307,461   $  338,207   $   31,002

Chief Financial Officer        3 years       174,240      191,664       17,569          ---          ---

Vice President - Marketing     5 years       145,200      159,720      175,692      193,261       17,716
                                          ----------   ----------   ----------   ----------   ----------
                                          $  573,540   $  630,894   $  500,722   $  531,468   $   48,718
                                          ==========   ==========   ==========   ==========   ==========

The officers are also eligible for annual bonuses and other incentive compensation at the discretion of the board of directors.

NOTE 7. COMMON STOCK AND WARRANTS

         The Company's authorized capital consisted of 100,000,000 and 10,000,000 shares of common stock, $0.001 par value per share, at December 31, 2005 and 2004, respectively, of which 17,054,200 and 9,636,200 shares of common stock were outstanding at December 31, 2005 and 2004, respectively. Warrants exercisable into an aggregate of 15,636,004 and 4,471,834 shares of the Company's common stock were outstanding on December 31, 2005 and 2004, respectively.

         The Company estimates the fair value of its warrants on the date of grant by using the Black-Scholes pricing model assuming a dividend yield of zero percent for all years, an expected volatility of 422%, a risk-free interest rate of 3.5% and a weighted-average contractual term of 1.96 years. The Company follows Emerging Issues Task Force No. 96-18 to recognize the fair value of warrants granted. Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered. The Company is recognizing the cost of services evenly over the term of the

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 7. COMMON STOCK AND WARRANTS (CONTINUED)

agreements since the services are being rendered on an ongoing basis during the term of the agreements.

NON CAPITAL-RAISING TRANSACTIONS

         In February 2004, the Company issued 150,000 shares of common stock to a note holder for the extinguishment of $66,117 of debt. The shares were valued at $0.50 per share and resulted in a loss on extinguishment of debt of $8,883.

         In February 2004, the Company issued 1,748,250 shares of common stock to its Chief Executive Officer in connection with his acceptance of employment with the Company. The shares were valued at $0.50 per share for total consideration of $874,125.

         In February 2004, the Company issued 100,000 shares of common stock to a consultant for consulting services. The shares were valued at $0.50 per share for total consideration of $50,000.

         In March 2004, the Company issued an aggregate of 202,900 shares of common stock to two of its executive officers as payment for an aggregate of $76,480 of unpaid consulting fees. The shares were valued at $0.50 per share and resulted in a loss on extinguishment of debt of $24,970. The loss was debited to additional paid-in capital because the transactions were related-party transactions.

         In March 2004, the Company issued 175,000 shares of common stock to a consultant as payment for $22,294 of unpaid consulting fees. The shares were valued at $0.50 per share and resulted in a loss on extinguishment of debt of $65,206.

         In March 2004, the Company issued an aggregate of 150,000 shares of common stock to consultants for consulting services. The shares were valued at $0.50 per share for total consideration of $75,000.

         In March 2004, the Company issued an aggregate of 59,600 shares of common stock and paid an aggregate of $29,500 to three of its executive officers for the extinguishment of an aggregate of $55,460 of loans payable. The shares were valued at $0.50 per share and resulted in a loss on extinguishment of debt of $3,840. The loss was debited to additional paid-in capital because the transactions were related-party transactions.

         In March 2004, the Company issued an aggregate of 30,700 shares of common stock to note holders for the extinguishment of an aggregate of $9,886 of debt. The shares were valued at $0.50 per share and resulted in a loss on extinguishment of debt of $5,459.

         In August 2004, the Company issued 100,000 shares of common stock to a consultant for consulting services. The shares were valued at $0.50 per share for total consideration of $50,000.

         In June 2005, the Company issued 2,450,000 shares of common stock, Class A warrants to acquire 600,000 shares, Class B warrants to acquire 600,000 shares, and Class C warrants to acquire 1,625,000 shares to consultants for services pursuant to several consulting agreements. Each warrant gives the holder the right to purchase one share of common stock. All Class A

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 7. COMMON STOCK AND WARRANTS (CONTINUED)

NON CAPITAL-RAISING TRANSACTIONS (CONTINUED)

warrants have an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2007. All Class B warrants have an exercise price of $.80 per share, are exercisable for a period of three years commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2008. All Class C warrants have an exercise price of $.60 per share, are exercisable for a period of 180 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2006. The Company granted registration rights covering 3,537,500 of these shares. The shares, Class A warrants, Class B warrants and Class C warrants were valued at $0.40 per share for total consideration of $2,110,000.

CAPITAL-RAISING TRANSACTIONS

         Between February 2004 and August 2004, the Company issued 2,777,000 shares of common stock for aggregate gross proceeds of $1,388,500, or $.50 per share. The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.00 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $1.00 per share, are exercisable for a period of 180 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on November 30, 2006. All Class B warrants have an exercise price of $2.00 per share, are exercisable for a period of 360 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on November 30, 2006. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants.

         Between August 2004 and September 2004, the Company issued 174,000 shares of common stock for aggregate gross proceeds of $87,000, or $.50 per share. The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.00 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $1.00 per share, are exercisable for a period of 180 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on November 30, 2006. All Class B warrants have an exercise price of $2.00 per share, are exercisable for a period of 360 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on November 30, 2006. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants.

         Between September 2004 and April 2005, the Company issued 2,448,750 shares of common stock for aggregate gross proceeds of $979,500, or $.40 per share. The Company issued 2,281,250 of these shares for $912,500 during prior to December 31, 2004. Subsequent to December 31, 2004, the Company issued 36,625 of these shares for $14,650 that was received prior to December 31, 2004, and issued 130,875 of these shares for $52,350 that was received

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 7. COMMON STOCK AND WARRANTS (CONTINUED)

CAPITAL-RAISING TRANSACTIONS (CONTINUED)

subsequent to December 31, 2004. The shares were sold in units consisting of three shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.20 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $1.00 per share, are exercisable for a period of 180 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on November 30, 2006. All Class B warrants have an exercise price of $2.00 per share, are exercisable for a period of 360 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on November 30, 2006. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants.

         In March 2005, the Company issued 737,750 shares of common stock to previous investors participating in the private placements completed in August and September 2004. In these private placements, the Company had originally agreed to use its reasonable best efforts to file a registration statement with the SEC within two months of the date of termination of the private placements to register 50% of the shares of the common stock that it issued and 50% of the shares of common stock underlying the Class A warrants and Class B warrants that it issued. The Company issued the additional shares to these previous investors in consideration for the investors agreeing to an amendment to their securities purchase agreements for the private placements pursuant to which: (i) the date by which the Company agreed to use its reasonable best efforts to file a registration statement with the SEC was extended to June 30, 2005, and (ii) the Company was released from any liability for any possible breach of the securities purchase agreements arising out of the Company's obligation to use its reasonable best efforts to file a registration statement with the SEC. The Company ascribed an aggregate value of $295,100 to the shares issued in March 2005, equivalent to $.40 per share. These shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $1.00 per share, are exercisable for a period of 180 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on November 30, 2006. All Class B warrants have an exercise price of $2.00 per share, are exercisable for a period of 360 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on November 30, 2006. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants.

         In April 2005, the Company issued 1,800,000 shares of common stock, Class A warrants to acquire 1,800,000 shares of common stock and Class B warrants to acquire 1,800,000 shares of common stock to Ronald F. Westman, a related party, in exchange for 2,740,000 shares of Infinium Labs, Inc. then valued at $720,000. The shares were sold in units consisting of three shares of common stock, three Class A warrants and three Class B warrants at a purchase price of $1.20 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2007. All Class B warrants have an exercise price of $.80 per share, are exercisable for a period of three years commencing on the effective

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 7. COMMON STOCK AND WARRANTS (CONTINUED)

CAPITAL-RAISING TRANSACTIONS (CONTINUED)

date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2008. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants. If the proceeds from the sale of the Infinium shares were less than $720,000, the investor was required to make up the difference in either additional Infinium stock or cash. If the proceeds from the sale of the Infinium shares were greater than $720,000, the Company was required to return the excess proceeds to the investor. The Company completed the sale of the last of its shares of common stock of Infinium Labs on September 7, 2005, resulting in aggregate gross proceeds of $320,506 from the sale of all 2,740,000 shares. The investor paid the remaining funds to the Company in cash on September 16, 2005.

         Between April and May 2005, the Company issued 635,750 shares of common stock for aggregate gross proceeds of $254,300 or $.40 per share. The shares were sold in units consisting of three shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.20 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2007. All Class B warrants have an exercise price of $.80 per share, are exercisable for a period of three years commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2008. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants.

         Between May and June 2005, the Company issued 1,490,000 shares of common stock for aggregate gross proceeds of $596,000 or $.40 per share. The shares were sold in units consisting of three shares of common stock, three Class A warrants and three Class B warrants at a purchase price of $1.20 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2007. All Class B warrants have an exercise price of $.80 per share, are exercisable for a period of three years commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2008. Park Financial Group, Inc., a registered broker-dealer, served as the Company's placement agent for this offering. The Company paid Park Financial Group a placement agent fee consisting of $44,800 and 137,000 units that were identical to the units sold in the offering. The Company granted registration rights covering fifty percent of all shares issued to the investors and Park Financial Group and fifty percent of all shares underlying the Class A warrants and Class B warrants issued to the investors and Park Financial Group.

NOTE 8. STOCK OPTIONS

         Stock options exercisable into an aggregate of 8,045,000 and 7,015,000 shares of the Company's common stock were outstanding on December 31, 2005 and 2004, respectively.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 8. STOCK OPTIONS (CONTINUED)

         The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the Black-Scholes pricing model, the Company assumed a dividend yield of zero percent, an expected volatility of 290%, a risk-free interest rate of 3.5 percent and a weighted-average remaining contractual life of 8.51 years for the stock options outstanding at December 31, 2005.

         In September 2004, the Company issued options to acquire an aggregate of 7,000,000 shares of common stock to its executive officers. The options had an exercise price of $0.40 per share, vested in full on the date of issuance and had a term of 10 years.

         In December 2004, the Company issued options to acquire an aggregate of 15,000 shares of common stock to six of its employees. The options have an exercise price of $0.40 per share, vested in full on the date of issuance and expire on have a term of three years.

         In May 2005, the Company cancelled the options to acquire an aggregate of 7,000,000 shares of common stock previously issued to its executive officers in September 2004. The cancellation was effective February 1, 2005.

         In May 2005, the Company issued an option to acquire 150,000 shares of common stock to a new employee. The option has an exercise price of $.40 per share, vested in full on the date of grant, and has a term of five years.

         In May 2005, the Company issued options to acquire an aggregate of 4,500,000 shares of common stock to three of its executive officers. The options have an exercise price of $0.40 per share and vest as follows: 25% on the date of grant and 25% per year commencing February 1, 2006. The options have a term of 10 years.

         In June 2005, the Company issued an option to acquire up to 400,000 shares of common stock to a business partner. The option has an exercise price of $0.50, vests upon the achievement of various performance criteria by December 31, 2005, and has a term of one year. None of the performance criteria had been met by December 31, 2005. As a result, the option will not vest as to any of the underlying shares.

         In June 2005, the Company issued options to acquire 700,000 shares of common stock to two of its non-employee directors. The options have an exercise price of $.40 per share and vest as follows: 100,000 shares on the date of grant and 250,000 shares on the first anniversary of the date of grant if the director remains a member of the board of directors continuously during the period commencing on the date of grant and ending on the first anniversary of the date of grant. The options have a term of five years. Each of these directors discontinued their service as members of the board of directors prior to the first anniversary of the date of grant. As a result, these options will not vest as to an aggregate of 500,000 of the underlying shares.

         In August 2005, the Company issued options to acquire an aggregate of 2,000,000 shares of common stock to two new executive officers. The options have an exercise price of $0.40 per share, vest in four equal annual installments commencing February 1, 2006, and have a term of 10 years.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 8. STOCK OPTIONS (CONTINUED)

         In September 2005, the Company issued an option to acquire 250,000 shares of common stock to a new employee. The option has an exercise price of $.40 per share and vests as follows: (i) 50,000 shares on the date of grant, and
(ii) the remaining 200,000 shares in four equal annual installments commencing on June 20, 2006. The option has a term of five years.

         In December 2005, the Company issued options for an aggregate of 30,000 shares of common stock to seven of its employees. The options are exercisable at $0.40 per share, vested in full on the date of grant and have a term of three years.

         A summary of the stock options issued during the year ended December 31, 2005 is as follows:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                    Shares           Price
                                                 ------------    ------------
           Outstanding, December 1, 2005            7,015,000    $       0.40
              Granted                               8,030,000            0.41
              Cancelled                            (7,000,000)           0.40
                                                 ------------    ------------
           Outstanding, December 31, 2005           8,045,000    $       0.41
                                                 ============    ============
           Exercisable, December 31, 2005           1,570,000    $       0.40
                                                 ============    ============

                                                   Weighted
                                                   Average         Weighted
                                      Number      Remaining        Average
                     Range of      Outstanding   Contractual       Exercise
                 Exercise Prices   at 12/31/05      Life             Price
                 ---------------   -----------   ------------    ------------
                  $0.40 - $0.50      8,045,000           8.51    $       0.41
                                   ===========   ============    ============

NOTE 9. RELATED-PARTY TRANSACTIONS

         In February 2004, the Company issued 1,748,250 shares of common stock to its Chief Executive Officer in connection with his acceptance of employment with the Company. The shares were valued at $0.50 per share for total consideration of $874,125.

         In March 2004, the Company issued an aggregate of 202,900 shares of common stock to two of its executive officers as payment for an aggregate of $76,480 of unpaid consulting fees. The shares were valued at $0.50 per share and resulted in a loss on extinguishment of debt of $24,970. The loss was debited to additional paid-in capital because the transaction was a related-party transaction.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 9. RELATED-PARTY TRANSACTIONS (CONTINUED)

         In March 2004, the Company issued an aggregate of 59,600 shares of common stock and paid an aggregate of $29,500 to three of its executive officers for the extinguishment of an aggregate of $55,460 of loans payable. The shares were valued at $0.50 per share and resulted in a loss on extinguishment of debt of $3,840. The loss was debited to additional paid-in capital because of the transaction was a related-party transaction.

         In June 2005, the Company entered into a lease for office space in Sarasota, Florida. The lease is for approximately 4,000 square feet of space, commenced on July 1, 2005, requires initial monthly payments of $8,186, and expires on July 1, 2010. The office building is owned by a principal stockholder of the Company who served as a member of the Company's board of directors from June 29, 2005 to September 26, 2005.

NOTE 10. PROPOSED PUBLIC OFFERING

         On June 30, 2005, the Company filed a registration statement on Form SB-2, File No. 333-126315, with the Securities and Exchange Commission ("SEC") in connection with the proposed public offering of 10,258,135 shares of common stock to be sold by certain selling security holders. As of December 31, 2005, the registration statement had not been declared effective by the SEC. The Company will not receive any proceeds from the offering.

NOTE 11. SUBSEQUENT EVENTS

         On January 27, 2006, the registration statement on Form SB-2, File No. 333-126315, was declared effective by the SEC.

         On January 30, 2006, the Company filed a registration statement on Form S-8, File No. 333-131379, with the SEC covering the public sale of 2,925,000 shares of common stock to be sold by certain selling security holders.

         On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan. Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and such other equity-based or equity-related awards. As of March 30, 2006, awards for an aggregate of 4,323,250 shares of common stock had been issued under the plan. The plan terminates on February 1, 2016.

         On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the National Health Partners, Inc. 2006 Stock Incentive Plan.

         On February 8, 2006, Roger H. Folts resigned as the Chief Financial Officer and Secretary of the Company. Concurrently therewith, the Company entered into a termination and mutual release with Mr. Folts pursuant to which his employment agreement with the Company was terminated effective February 1, 2006 and the Company and Mr. Folts released each other from any obligations or claims arising in connection with his employment with the Company. Also on that date, Mr. Folts entered into a consulting agreement with the Company. Under the terms of the

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 11. SUBSEQUENT EVENTS (CONTINUED)

consulting agreement, Mr. Folts agreed to provide accounting and related services to the Company on a full-time basis until June 30, 2006, and thereafter on a part-time basis until February 1, 2009. In exchange for his services, the Company agreed to continue paying Mr. Folts the salary he was receiving under his employment agreement until March 31, 2006, and agreed to issue 300,000 shares of common stock to Mr. Folts, a maximum of 25,000 of which may be sold per calendar month during the period commencing April 1, 2006 and ending December 31, 2006.

         On February 15, 2006, Alex Soufflas was appointed the Chief Financial Officer and Secretary of the Company effective February 1, 2006 and in connection therewith, resigned as General Counsel of the Company.

         On February 15, 2006, David A. Taylor was appointed Senior Vice President - National Sales of the Company effective February 1, 2006 and in connection therewith, resigned as Vice President - Sales of the Company.

         On February 17, 2006, the Company entered into agreements with two of its note holders pursuant to which the maturity date of the promissory notes previously issued to the note holders on November 16, 2005 was extended to June 30, 2006.

         On March 4, 2006, the Company entered into agreements with one of its note holders pursuant to which the maturity date of the promissory note previously issued to the note holder on December 7, 2005 was extended to April 7, 2006.

         On March 24, 2006, the Company approved the issuance of 36,250 shares of common stock to employees in partial payment of accrued salaries.

         On March 28, 2006, the Company issued restricted stock awards to David
M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor for 450,000, 300,000, 225,000 and 375,000 shares of common stock, respectively. The awards vest in three equal annual installments commencing on the first anniversary of the date of grant.

         On March 29, 2006, the Company entered into an employment agreement with Alex Soufflas to continue serving as its Chief Financial Officer and Executive Vice President effective February 1, 2006. The employment agreement is for an initial term of three years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Soufflas is entitled to an annual base salary of $210,000 with annual increases on January 1st of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by the Company's board of directors.

         On March 29, 2006, the Company entered into an employment agreement with David A. Taylor to continue serving as its Senior Vice President - National Sales effective February 1, 2006. The employment agreement is for an initial term of three years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Taylor is entitled to an annual base salary of $162,000 with annual increases on January 1st of each year of a minimum of 10% of the annual base salary for

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 11. SUBSEQUENT EVENTS (CONTINUED)

the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by the Company's board of directors.

         As of March 30, 2006, the Company had received $509,375 in connection with the exercise of warrants held by certain of the Company's warrant holders.

                                 EXHIBIT INDEX


Exhibit                             Exhibit Description
-------                             -------------------

10.44     Amendment  No. 1 to  Promissory  Note,  dated  March 4, 2006,  by and between the Company and
          Ronda Westman

10.45     Employment Agreement, dated March 29, 2006, by and between the Company and Alex Soufflas

10.46     Employment Agreement, dated March 29, 2006, by and between the Company and David A. Taylor

10.47     Restricted Stock Award Agreement,  dated March 28, 2006, by and between the Company and David
          M. Daniels

10.48     Restricted Stock Award  Agreement,  dated March 28, 2006, by and between the Company and Alex
          Soufflas

10.49     Restricted  Stock  Award  Agreement,  dated  March 28,  2006,  by and between the Company and
          Patricia S. Bathurst

10.50     Restricted Stock Award Agreement,  dated March 28, 2006, by and between the Company and David
          A. Taylor

14.1      Code of Business Conduct and Ethics

21.1      Subsidiaries of the Company

23.1      Consent of H J & Associates, LLC

31.1      Certification  of Chief  Executive  Officer  required by Rule 13a-14(a)  under the Securities
          Exchange Act of 1934, as amended

31.2      Certification  of Chief  Financial  Officer  required by Rule 13a-14(a)  under the Securities
          Exchange Act of 1934, as amended

32.1      Certification  of Chief  Executive  Officer  and Chief  Financial  Officer  required  by Rule
          13a-14(b) under the Securities Exchange Act of 1934, as amended