Form 10QSB
period 2006-03-31
National Health Partners Inc
filed 2006-05-15
CIK 1306109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2006

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________
                          Commission File No. 000-51731

                         NATIONAL HEALTH PARTNERS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            INDIANA                                               04-3786176
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

                               120 GIBRALTAR ROAD
                                    SUITE 107
                                HORSHAM, PA 19044
                    (Address of Principal Executive Offices)

                                 (215) 682-7114
                (Issuer's Telephone Number, including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [_] No [_]
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 22,814,759 issued and outstanding shares of the issuer's common stock, $.001 par value per share, on May 12, 2006.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................     1
          Consolidated Balance Sheet at March 31, 2006 (Unaudited).......     1
          Consolidated Statements of Operations for the Three Months
             Ended March 31, 2006 and 2005 (Unaudited)...................     2
          Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2006 and 2005 (Unaudited).........................     3
          Notes to Consolidated Financial Statements.....................     5
Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................    15
Item 3.   Controls and Procedures........................................    26

                                     PART II
                                OTHER INFORMATION

Item 2.   Recent Sales of Unregistered Securities and Use of Proceeds....    26
Item 6.   Exhibits.......................................................    27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                     Consolidated Balance Sheet (Unaudited)

                                                              March 31,
                                                                 2006
                                                             -----------
ASSETS
Current assets:
   Cash and cash equivalents                                 $   245,109
   Prepaid expense                                               487,001
   Deposits                                                       24,909
                                                             -----------
      Total current assets                                       757,019
                                                             -----------
Property and equipment, net                                      112,835
Prepaid expense                                                1,167,994
                                                             -----------
      Total assets                                           $ 2,037,849
                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                          $    97,568
   Accounts payable -- related party                              41,952
   Accrued expenses                                               51,355
   Deferred revenue                                               71,651
   Notes payable                                                 171,054
                                                             -----------
      Total current liabilities                                  433,580
                                                             -----------
Lont-term liabilities
   Accrued expenses                                               25,010
                                                             -----------
      Total liabilities                                          458,590
                                                             -----------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.001 par value, 100,000,000 shares
      authorized, 21,928,825 shares issued and outstanding        21,929
Additional paid-in capital                                    10,923,556
Accumulated deficit                                           (8,827,704)
Deferred compensation                                           (538,522)
                                                             -----------
      Total stockholders' equity                               1,579,259
                                                             -----------
      Total liabilities and stockholders' equity             $ 2,037,849
                                                             ===========

   The accompanying notes are an integral part of these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)

                                      For the Three Months Ended
                                               March 31,
                                      --------------------------
                                           2006          2005
                                       -----------   -----------
Net revenue                            $   324,404   $    18,379
Direct costs                               149,087        14,825
                                       -----------   -----------
Gross profit                               175,317         3,554
                                       -----------   -----------
Operating expenses:
   Selling and marketing                   102,337        76,844
   General and administrative            1,026,073       429,227
                                       -----------   -----------
Total operating expenses                 1,128,410       506,071
                                       -----------   -----------
Loss from operations                      (953,093)     (502,517)
                                       -----------   -----------
Other income (expense):
   Interest expense                         (6,431)         (937)
   Gain on recovery of bad debt             12,330            --
   Common stock issued for releases             --      (295,100)
   Other income (expense)                   22,724          (874)
                                       -----------   -----------
Total other income (expense)                28,623      (296,911)
                                       -----------   -----------
Net loss                               $  (924,470)  $  (799,428)
                                       ===========   ===========
Loss per share -- basic and diluted    $     (0.06)  $     (0.08)
                                       ===========   ===========
Weighted average number of shares
   outstanding -- basic and diluted     15,713,668    10,230,768
                                       ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)

                                                            For the Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                 2006        2005
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(924,470)  $(799,428)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
         Common stock issued for services                        53,128          --
         Warrants issued for services                            12,055          --
         Options issued for services                            442,490          --
         Common stock issued for releases                            --     295,100
         Depreciation                                            14,428      11,805
   Changes in operating assets and liabilities:
      Increase in deposits                                       (5,909)         --
      Decrease (increase) in other current assets                 4,042        (650)
      Increase in accounts payable and accrued expenses          27,546      64,763
      Increase in accounts payable -- related party              25,579          --
      Increase (decrease) in deferred revenue                     3,010      (3,984)
      Decrease in notes payable                                 (14,688)    (14,063)
      Decrease in deferred compensation                         (29,000)         --
                                                              ---------   ---------
         Net cash provided (used) by operating activities      (391,790)   (446,457)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Increase in notes receivable                                   --     (25,000)
      Decrease (increase) in certificates of deposit             35,717     (35,000)
                                                              ---------   ---------
         Net cash provided (used) by investing activities        35,717     (60,000)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of common stock                             --     122,800
      Proceeds from exercise of warrants                        509,375          --
      Proceeds from issuance of notes payable                    12,000          --
      Payments on notes payable                                 (30,000)         --
                                                              ---------   ---------
         Net cash provided by financing activities              491,375     122,800
                                                              ---------   ---------
Net increase (decrease) in cash                                 135,302    (383,657)
Cash at beginning of quarter                                    109,807     421,915
                                                              ---------   ---------
Cash at end of quarter                                        $ 245,109   $  38,258
                                                              =========   =========

   The accompanying notes are an integral part of these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                         2006        2005
                                                       --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for taxes                                 $     --   $     --
   Cash paid for interest                              $  1,125   $     --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
      Common stock issued for services                 $ 53,128   $     --
      Warrants issued for services                       12,055         --
      Options issued for services                       442,490         --
      Common stock issued for releases                 $     --   $295,100

   The accompanying notes are an integral part of these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 1. DESCRIPTION OF BUSINESS

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

NOTE 2. BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

          The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiary, National Health Brokerage Group, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the financial statements for 2005 have been reclassified to conform to the 2006 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders' equity.

          Except as described in Note 3 below, as of March 31, 2006, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, have not changed materially.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 3. STOCK COMPENSATION EXPENSE

          Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. SFAS 123R replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the modified prospective transition method, compensation cost recognized for the three-month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company's estimate of forfeitures of all unvested awards.

          Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB 25 for all stock options granted to employees. Under APB 25, when the exercise price of stock-based compensation granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of stock-based compensation granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. For stock-based compensation granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (Statement 123). Statement 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

          As a result of adopting SFAS 123R on January 1, 2006, the Company recognized $442,490 of stock option expense that it would not have otherwise recognized during the three-months ended March 31, 2006 under APB 25. As a result, the Company's net loss for the three months ended March 31, 2006 was $(924,470) and its basic and diluted net loss per share was $(0.06). Had the Company continued to account for stock options under APB 25, its net loss for the three months ended March 31, 2006 would have been $(481,980) and its basic and diluted net loss per share would have been $(0.03).

          The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2006 had the Company adopted SFAS 123R on January 1, 2005:

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 3. STOCK COMPENSATION EXPENSE (CONTINUED)

                                           For the Three
                                           Months Ended
                                          March 31, 2005
                                          --------------
Net loss as reported                        $(799,428)
Stock-based employee compensation
cost included in net income (loss) as
reported, net of related tax effects               --

Stock-based employee compensation
cost under the fair value based method,
net of related tax effects                         --
                                            ---------
Pro forma net income (loss)                 $(799,428)
                                            =========
Earnings (loss) per share:
   Basic & diluted - as reported            $   (0.08)
   Basic & diluted - pro forma              $   (0.08)

NOTE 4. LOSS PER SHARE

          Basic loss per share is based on the weighted average number of shares of the Company's common stock outstanding during the applicable three-month period, and is calculated by dividing the reported net loss for the applicable three-month period by the weighted average number of shares of common stock outstanding during the applicable three-month period. The Company calculates diluted loss per share by dividing the reported net loss for the applicable three-month period by the weighted average number of shares of common stock outstanding during the applicable three-month period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the applicable three-month period. An aggregate of 24,529,629 and 12,429,251 shares of common stock underlying options and warrants that were outstanding on March 31, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive. As a result, basic loss per share was equal to diluted loss per share for each three-month period.

                                      For the Three Months Ended
                                              March 31,
                                      -------------------------
                                          2006          2005
                                      -----------   -----------
Net Loss                              $  (924,470)  $  (799,428)
Weighted average shares outstanding    15,713,668    10,230,768
                                      -----------   -----------
Earnings (loss) per share -
   basic and diluted                  $     (0.06)  $     (0.09)
                                      ===========   ===========

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 5. PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at March 31, 2006 and 2005, respectively:

                                         March 31,
                                    -------------------
                                      2006       2005
                                    --------   --------
Computers                           $ 43,012   $ 22,024
Software                               2,762         --
Furniture                             11,322      7,572
Telephone                             52,262     43,153
Website                               89,207     89,207
   Less: accumulated depreciation    (85,730)   (31,307)
                                    --------   --------
   Property and equipment, net      $112,835   $130,649
                                    --------   --------

Depreciation expense for the three months ended March 31, 2006 and 2005 was $14,428 and $11,805, respectively.

NOTE 6. ACCRUED EXPENSES

          Accrued expenses consist of amounts due to an unrelated third party for its payment of certain Company liabilities in 2001 and 2002. In conjunction with the note payable bearing interest at 5% discussed in Note 7 below, the third party agreed to accept payments of $5,000 per month until all amounts are paid in full. The balance of accrued expenses at March 31, 2006 and 2005, respectively, was $75,955.

NOTE 7. NOTES PAYABLE

          Notes payable outstanding at March 31, 2006 and 2005 consisted of the following:

Note payable bearing interest
at 5.00% per annum requiring
monthly payments of $5,000          $  9,054

Notes payable bearing interest at
15% per annum and due during
the second quarter of 2006           162,000
                                    --------
   Total                            $171,054
                                    ========

NOTE 8. COMMITMENTS AND CONTINGENCIES

          The Company's material commitments and contingencies consist of operating leases for its office space in Pennsylvania and Florida and employment agreements with its executive officers.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES

          The Company has entered into operating leases for its executive offices in Horsham, Pennsylvania and its office space in Sarasota, Florida.

Pennsylvania Facility

          The Company entered into a lease for a facility located in Horsham, Pennsylvania on December 1, 2001, which was amended on April 22, 2004. This is a three-year lease expiring on May 30, 2007. This lease required a security deposit of $19,000. The starting monthly payment is $12,579 for the first year and increases each subsequent year.

     Future minimum lease payments under this facility lease are as follows:

Fiscal Year    Amount
-----------   --------
2006          $118,767
2007            66,598
              --------
              $185,365
              ========

Florida Facility

          The Company entered into a lease for a facility located in Sarasota, Florida on July 1, 2005. This lease is a five-year lease expiring on June 30, 2010. This lease required a security deposit of $18,000. The starting monthly payment is $8,186.

     Future minimum lease payments under this facility lease are as follows:

Fiscal   YearAmount
------   ----------
2006      $ 73,673
2007       104,205
2008       108,373
2009       112,708
2010        59,757
          --------
          $485,240
          ========

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 9. EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with each of its executive officers. Future minimum payments under these employment agreements are as follows:

Fiscal Year     Amount
-----------   ----------
2006          $  642,000
2007             848,430
2008             933,273
2009             655,252
2010              48,718
              ----------
              $3,127,673
              ==========

NOTE 10. 2006 STOCK INCENTIVE PLAN

          On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan. Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and such other equity-based or equity-related awards. As of March 31, 2006, awards for an aggregate of 4,323,250 shares of common stock had been issued under the plan. The plan terminates on February 1, 2016. On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the National Health Partners, Inc. 2006 Stock Incentive Plan.

NOTE 11. COMMON STOCK AND WARRANTS

          The Company's authorized capital consisted of 100,000,000 and 10,000,000 shares of common stock, $0.001 par value per share, at March 31, 2006 and 2005, respectively, of which 21,928,825 and 10,680,950 shares of common stock were outstanding at March 31, 2006 and 2005, respectively. Warrants exercisable into an aggregate of 16,484,629 and 5,414,251 shares of the Company's common stock were outstanding on March 31, 2006 and 2005, respectively.

          The Company estimates the fair value of its warrants on the date of grant by using the Black-Scholes pricing model. Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued during the three months ended March 31, 2006: a dividend yield of zero percent, an expected volatility of 278%, a risk-free interest rate of 3.5% and a remaining contractual term of 4.05 years. The Company follows Emerging Issues Task Force No. 96-18 to recognize the fair value of warrants granted. Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered. The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

          On February 8, 2006, the Company issued 300,000 shares of common stock to Roger H. Folts in partial consideration for certain accounting and related services to be provided to the Company under a consulting agreement. The shares were valued at $0.40 per share for total

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 11. COMMON STOCK AND WARRANTS (CONTINUED)

consideration of $120,000. The company recognized $5,620 of expense during the three months ended March 31, 2006 in connection with the issuance of these shares.

          In February and March 2006, the Company issued 2,507,000 shares of common stock and warrants to acquire 1,530,000 shares to service providers and consultants for services pursuant to several agreements. Each warrant gives the holder the right to purchase one share of common stock. All warrants have an exercise price of $.60 per share, are exercisable for a period of 24 months from the date of warrant, and expire on March 31, 2008. The shares and warrants were valued at $0.40 per share for total consideration of $1,584,200. The company recognized $43,586 of expense during the three months ended March 31, 2006 in connection with the issuance of these shares and warrants.

          On March 24, 2006, the Company issued 36,250 shares of common stock to employees in partial payment of accrued salaries. The shares were valued at $0.40 per share for total consideration of $14,500, all of which was recognized as expense during the three months ended March 31, 2006.

          On March 28, 2006, the Company issued restricted stock awards to David
M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor for 450,000, 300,000, 225,000 and 375,000 shares of common stock, respectively. The awards vest in three equal annual installments commencing on the first anniversary of the date of grant. The shares were valued at $0.40 per share for total consideration of $540,000. The company recognized $1,478 of expense during the three months ended March 31, 2006 in connection with the issuance of these shares.

NOTE 12. STOCK OPTIONS

          Stock options exercisable into an aggregate of 8,045,000 shares of the Company's common stock were outstanding on March 31, 2006, of which 3,695,000 were vested. The weighted average exercise price of the stock options outstanding on March 31, 2006 was $0.41. The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the options issued during the three months ended March 31, 2006: a dividend yield of zero percent, an expected volatility of 282%, a risk-free interest rate of 3.5 percent and a remaining contractual life of 8.51 years.

NOTE 13. RELATED-PARTY TRANSACTIONS

          On February 8, 2006, Roger H. Folts resigned as the Chief Financial Officer and Secretary of the Company. Concurrently therewith, the Company entered into a termination and mutual release with Mr. Folts pursuant to which his employment agreement with the Company was terminated effective February 1, 2006 and the Company and Mr. Folts released each other from any obligations or claims arising in connection with his employment with the Company. Also on that date, Mr. Folts entered into a consulting agreement with the Company. Under the terms of the consulting agreement, Mr. Folts agreed to provide accounting and related services to the Company on a full-time basis until June 30, 2006, and thereafter on a part-time basis until February 1, 2009. In exchange for his services, the Company agreed to continue paying Mr. Folts the salary he was

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 13. RELATED-PARTY TRANSACTIONS (CONTINUED)

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

NOTE 14. INITIAL PUBLIC OFFERING

          On January 27, 2006, the Company's registration statement on Form SB-2, File No. 333-126315, was declared effective by the Securities and Exchange Commission in connection with the initial public offering of 10,258,135 shares of common stock to be sold by certain selling security holders. The Company did not receive any proceeds from the offering.

NOTE 15. SUBSEQUENT EVENTS

          On April 1, 2006, the Company entered into a Termination and Mutual Release with Centerpointe Property, LLC. Under the agreement, the lease between the Company and Centerpointe with respect to the office space the Company was leasing in Sarasota, Florida was terminated effective April 1, 2006, the Company issued 10,000 shares of its common stock to Centerpointe in full payment of all rent and other expenses that were due and payable under the lease, and the Company and Centerpointe agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease. The Company did not incur any material early termination penalties in connection with the termination of the Lease. Ronald F. Westman and his wife own all of the outstanding membership interests in Centerpointe Property, LLC. Mr. Westman beneficially owns approximately 26% of the Company's common

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

NOTE 15. SUBSEQUENT EVENTS (CONTINUED)

stock and served as a member of the Company's board of directors from June 29, 2005 to September 26, 2005.

          Between April 1, 2006 and May 12, 2006, the Company received $790,660 in connection with sales of its common stock and the exercise of warrants held by certain of the Company's security holders.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

     o general economic and business conditions in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as those set forth under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC").

          All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Unless otherwise indicated or the context otherwise requires, all references to the "Company," "we," "us" or "our" and similar terms refer to National Health Partners, Inc. (d/b/a "International Health Partners, Inc.") and its subsidiaries.

          This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

OVERVIEW

          We are a national healthcare savings organization that was formed by healthcare professionals to address the need for affordable healthcare nationwide. We create, market and sell discount healthcare membership programs to predominantly underserved markets in the healthcare industry through a national healthcare savings network called CARExpress ("CARExpress"). CARExpress is a network of hospitals, doctors, dentists, pharmacists and other healthcare providers comprised of over 1,000,000 medical professionals that have agreed to render their services and products to CARExpress members at discounted prices. CARExpress enables people to engage in point-of-service transactions directly with these providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds. Our programs offer savings on healthcare services to persons who are uninsured and underinsured and to those who purchase only high deductible or limited benefit medical insurance policies by providing access to the same PPOs that are utilized by employers that self-fund at least a portion of their employees' healthcare costs. Our programs are also used to supplement benefit plans and fill in the gaps created by the need to reduce health benefits to keep the costs of health insurance reasonable. We sell our programs directly and indirectly through resellers that privately label or co-brand our programs and employers that offer our programs to their employees.

          We are actively engaged in marketing our CARExpress membership programs to the public and our primary strategic objectives are to generate increased sales of our CARExpress membership programs and sustain and expand our position as a provider of unique healthcare membership service programs. The target market for our programs is comprised of individuals who have either limited health benefits or no health benefits. We intend to continue to pursue specific opportunities that we may identify in this market through our various marketing and distribution channels. Through product design, competitive membership pricing and a variety of distribution channel partners, we are pursuing opportunities in the healthcare market that insurance plans have not addressed.

RECENT DEVELOPMENTS

          We have experienced a substantial increase in our membership base and revenues over the past 12 months. As of March 31, 2006, we had approximately 3,850 CARExpress members, compared to approximately 350 members at March 31, 2005. We achieved revenues of $324,404 for the three-month period ended March 31, 2006, compared to revenues of $18,379 for the three-month period ended March 31, 2005. We have entered into agreements with several marketing and distribution partners and are currently engaging in test marketing campaigns with some of them. In addition, we are currently in negotiations with several other companies regarding the sale of our CARExpress membership programs.

          Hispanic Advertising Campaign Featuring Lucia Mendez. We are initiating a national advertising campaign targeting the Hispanic marketplace. Lucia Mendez, an international superstar entertainer, will be starring in television and radio commercials that are currently in production as our spokeswoman for the campaign. She will also be starring in print ads and other directed marketing campaigns focused on the Hispanic community. We will be airing the television commercials on Telemundo and Univision, which are the two largest Hispanic television networks in the United States, and will be airing the radio commercials on radio stations focused on the Hispanic community. We intend to start broadcasting the commercials in May 2006 in major metropolitan cities nationwide.

          CARExpress "Wrap-Around" Program. We intend to sell CARExpress membership programs in combination with low-cost insurance products such as Mini-Med programs and catastrophic health insurance as part of our unique "wrap-around" program. We intend to market and sell our "wrap-around" programs directly through National Health Brokerage Group, Inc., our newly-formed wholly-owned subsidiary, and indirectly through insurance companies and independent third parties. The combination of our CARExpress programs with these low-cost insurance products provides an innovative and affordable solution to individuals who previously could not afford a comprehensive medical plan. These products will be bundled, priced and marketed utilizing relationship marketing strategies or direct marketing to target the profiled needs of the clients' particular member base.

          CARExpress Visa/MasterCard Program. We are also in the process of creating a CARExpress Visa/MasterCard program. Many of the people who are uninsured or underinsured do not have a debit or credit card. As a result, this program will be ideally suited for them. CARExpress members participating in the program will place money on their card and use the card to pay their CARExpress monthly membership fees. They will also be able to use the card for all healthcare purchases they make through CARExpress. We are currently in negotiations with a number of merchant processors and expect to begin offering this program to the public during the second quarter of 2006.

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

          A key metric for evaluating our success is our member retention rates. Member retention rates represent the percentage of new members that we acquire that we are able to retain for a specified period of time. Since we incur a large portion of our costs up front and receive recurring membership fees throughout the term of the membership, the longer we are able to retain the members we acquire, the greater the income potential of the CARExpress membership programs that we sell. We believe that the key to obtaining a high member retention rate is to target our marketing campaigns towards those individuals and organizations that are most in need of our programs, most capable of paying for our programs, and most loyal to us and our programs. Member retention rates can be influenced by a variety of factors, including the type of CARExpress membership programs being sold, the marketing campaign being used to sell our CARExpress membership programs, the financial condition and loyalty of our members, the distribution channel selling our CARExpress membership programs, and the type and amount of compensation being paid to our marketing and distribution partners and other parties to sell our CARExpress membership programs.

          We have obtained valuable information regarding member demographics through the test marketing campaigns that we have conducted over the last 12 months and are focusing our marketing and advertising campaigns on members and member groups that we have identified as being most suitable for our CARExpress membership programs. As a result, we expect our retention rates to improve substantially over the next 12 months as we pursue these opportunities through our various marketing and distribution channels.

OUTLOOK

          Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs. We implemented several strategic growth initiatives during the first quarter of 2006 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies. We have also initiated several measures in anticipation of our future growth, including hiring additional customer service staff and transitioning our current customer service staff from one shift to two shifts to ensure adequate coverage for our members. We expect to generate a substantial increase in revenues and members primarily through our Hispanic advertising campaign, our CARExpress "wrap-around" program and our CARExpress Visa/MasterCard program, as well as new strategic collaborations and joint ventures that we are in the process of negotiating. We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and proceeds from the exercise of outstanding warrants. We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and more quickly realize recurring monthly membership fees.

          As a result of our Hispanic television and radio advertising campaign featuring international superstar Lucia Mendez, sales of our "wrap-around" program and the implementation of our CARExpress Visa/MasterCard program, we expect the number of CARExpress members generated each month to increase substantially for the foreseeable future.

We also expect to generate additional members over the next 12 months through new strategic collaborations and joint ventures that we are in the process of negotiating. We expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our test marketing campaigns at prospective members and member groups that are most suitable for our CARExpress membership programs. As a result, we expect our net losses from operations to decrease during the next six months and expect to begin generating positive cash flows from operations during the second half of 2006 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.

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

Stock-Based Compensation

          We account for employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. Under this method, compensation cost recognized for the three-month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company's estimate of forfeitures of all unvested awards. A summary of SFAS No. 123R is provided below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements."

          Prior to January 1, 2006, we accounted for our employee stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, when the exercise price of stock-based compensation granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of stock-based compensation granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Since all of our currently issued employee stock-based compensation had been issued prior to January 1, 2006 at an exercise price equal to or greater than the market price of our common stock on the date of grant, we did not previously recognized any expense as a result of the issuances.

          We account for non-employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). SFAS 123 and EITF 96-18 require that we account for our stock-based compensation grants to non-employees based on the fair value of the stock-based compensation on the date of grant.

          We use the Black-Scholes pricing model to determine the fair value of the stock-based compensation that we grant to employees and non-employees. We are required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of our common stock. The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term. We used our past share price history to determine volatility and cannot predict how the price of our shares of common stock will react on the open market in the future since our common stock has only been trading on the OTC Bulletin Board since March 30, 2006. As a result, the volatility value that we calculated may differ from the future volatility of the price of our shares of common stock.

          For a more complete discussion of our accounting policies and procedures, see our Notes to Consolidated Financial Statements beginning on page 5 of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that entities account for share-based payments using the fair value based method rather than the intrinsic value method of accounting in APB 25 and that entities disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee stock options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. SFAS 123R also requires an entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award be remeasured at each reporting date through the settlement date. SFAS No. 123R becomes effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The adoption of SFAS 123R is expected to continue to have an adverse impact on our results of operations in future periods.

          In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides guidance on the implementation of SFAS 123R. In particular, it provides guidance related to valuation methods, accounting for income tax effects of share-based payments, modifications of employee stock options prior to the adoption of SFAS 123R, classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period, and other disclosures subject to the adoption of SFAS 123R. We apply the principles of SAB 107 in conjunction with SFAS 123R.

          In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion 28" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Revenues

          Revenues consist of the monthly membership fees that we receive from members of our CARExpress membership programs and commissions that we receive from the sale of

CARExpress membership programs sold in combination with third-party insurance products. To date, revenues have consisted almost exclusively of the monthly membership fees we receive from members of our CARExpress membership programs. Revenues increased $306,025 to $324,404 for the three-month period ended March 31, 2006 from $18,379 for the corresponding period in 2005. The increase resulted from increased sales of our CARExpress membership programs to new members. Approximately 95% of the revenues that we generated during the three-month period ended March 31, 2006 was derived from sales of our CARExpress membership programs to first-time members, compared to approximately 20% during the corresponding period in 2005. The remainder of the revenues that we generated during these periods was derived from existing members. We expect revenues to increase substantially over the next 12 months as we engage in our Hispanic advertising campaign and implement our CARExpress "wrap-around" program and our CARExpress Visa/MasterCard program, as well as new strategic collaborations and joint ventures that we are in the process of negotiating.

Direct Costs

          Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks. Direct costs increased $134,262 to $149,087 for the three-month period ended March 31, 2006, from $14,825 for the corresponding period in 2005. The increase was due primarily to an increase of $106,082 for sales commissions and $28,181 for PPO and provider network costs. We expect cost of sales to increase over the next 12 months as increased sales of our CARExpress membership programs result in higher overall sales commission expenses and PPO and provider networks costs.

Selling and Marketing Expenses

          Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our CARExpress membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us. Selling and marketing expenses increased $25,493 to $102,337 for the three-month period ended March 31, 2006, from $76,844 for the corresponding period in 2005. The increase of $25,493 was due primarily to an increase of $41,452 for sales salaries, partially offset by a decrease of $19,738 for general advertising and marketing expenses. We expect selling and marketing expenses to increase substantially during the remainder of 2006 as we engage in our Hispanic advertising campaign and other marketing and advertising activities.

General and Administrative Expenses

          General and administrative expenses consist primarily of employee compensation expense, professional fees, rent expense, and other general and administrative expenses.

          Employee Compensation Expense. Employee compensation expense consists of all salaries and related compensation that we pay to our employees and the payroll taxes associated therewith that are not associated with our selling and marketing activities. Salary expense increased $530,439 to $715,619 for the three-month period ended March 31, 2006, from

$185,180 for the corresponding period in 2005. The increase of $530,439 was due to primarily to an increase of $442,490 of stock option expense resulting from our adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), on January 1, 2006 and an increase of $82,971 in salary expense associated primarily with our addition of two executive officers during the third quarter of 2005. We intend to retain additional executive management personnel and other employees in connection with the anticipated growth of our business. As a result, we expect employee compensation expense to increase over the next 12 months.

          Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals. Professional fees increased $2,167 to $117,356 for the three-month period ended March 31, 2006 from $115,189 for the corresponding period in 2005. The increase of $2,167 was due primarily to an increase of $19,709 in fees paid to our independent accountant in connection with the preparation of our Registration Statement on Form SB-2 and our audited financial statements and $71,764 in stock compensation paid to services providers and consultants for various services, partially offset by a decrease of $89,539 in legal fees due to a reduction in the amount of legal work outsourced to third parties. We expect professional fees to increase over the next 12 months as we recognize expense associated with the stock compensation paid to service providers and consultants and incur costs associated with the negotiation and execution of agreements with additional marketing and distribution partners.

          Rent Expense. Rent expense consists of the rent that we pay under the lease for our office facilities that is not associated with our selling and marketing activities. Rent expense increased $9,795 to $50,525 for the three-month period ended March 31, 2006 from $40,770 for the corresponding period in 2005. The increase of $9,795 resulted primarily from the annual increases in our lease payments for our facility in Horsham, Pennsylvania and rent payments that we began making under the lease for our facility in Sarasota, Florida on July 1, 2005. We expect rent expense to decrease over the next 12 months due to our decision to terminate the lease for our facility in Sarasota, Florida.

          Other General and Administrative Expenses. Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, costs for temporary customer service representatives, health insurance costs, financial printer costs, transfer agent costs, general business expenses, severance expense and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities. Other general and administrative expenses increased $54,485 to $142,573 for the three-month period ended March 31, 2006 from $88,088 for the corresponding period in 2005. The increase of $54,485 resulted primarily from an increase of $50,283 for financial printer costs associated with the preparation of our filings with the SEC and an increase of $25,771 in bank service charges resulting from increased billings from members, partially offset by a decrease of $4,543 in travel and entertainment expense and a decrease of $4,076 in insurance. We expect other general and administrative expenses to increase over the next 12 months as we incur additional expenses for financial printer costs, transfer agent fees, health insurance costs, travel and entertainment, temporary customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general growth in our business.

Common Stock Issued for Releases

          Common stock issued for releases consists of the cost of the shares of common stock issued to previous investors in consideration for an amendment to their securities purchase agreements and a release from certain potential claims thereunder. We incurred expenses for common stock issued for releases of $295,100 for the three-month period ended March 31, 2005. We did not incur any such expenses for the three-month period ended March 31, 2006. The expenses for common stock issued for releases in 2005 resulted from our issuance of 737,750 shares of our common stock to previous investors in exchange for their execution of an amendment to their securities purchase agreements for the securities that they purchased from us in the private offerings that we completed in August 2004 and September 2004 and a release from any potential claims thereunder. We do not expect to incur any additional expenses for common stock issued for releases over the next 12 months because we do not expect to issue any additional securities to previous investors for amendments and releases to their securities purchase agreements.

Net Loss

          During the three-month period ended March 31, 2006, our net loss increased $125,042 to $924,470 as compared to $799,428 during the corresponding period in 2005. The increase was primarily the result of an increase of $134,262 of direct costs incurred in connection with the sale of our membership programs, $530,439 in employee compensation expense (of which $442,490 consisted of non-cash stock option expense associated with our adoption of SFAS No. 123R on January 1, 2006) and $54,485 in other general and administrative expenses, partially offset by an increase of $306,025 in revenues and a decrease in non-cash expense for common stock issued for releases of $295,100. We expect our net losses from operations to decrease during the next six months and expect to begin generating positive cash flows from operations during the second half of 2006 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.

LIQUIDITY AND CAPITAL RESOURCES

          Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of May 12, 2006, we had cash and cash equivalents of approximately $790,000.

          Net cash used in operating activities was $391,790 for the three-month period ended March 31, 2006 compared to $446,457 for the corresponding period in 2005. The $54,667 decrease in cash used in operating activities was due primarily to an increase in non-cash stock option expense of $442,490 resulting from our adoption of SFAS No. 123R on January 1, 2006 and non-cash compensation expense of $65,183 resulting from the recognition of the fair value of stock-based compensation to employees, service providers and consultants, partially offset by an increase in net loss of $125,042 and a decrease in non-cash expense associated with the issuance of common stock for releases of $295,100.

          Net cash provided by investing activities was $35,717 for the three-month period ended March 31, 2006 compared to net cash used in investing activities of $60,000 for the corresponding period in 2005. The 95,717 difference in cash flows from investing activities was due to a decrease of $35,000 in certificates of deposit acquired in 2005 and disposed of in 2006 and a decrease of $25,000 of notes receivable.

          Net cash provided by financing activities was $491,375 for the three-month period ended March 31, 2006 compared to $122,800 for the corresponding period in 2005. The $368,575 increase in cash provided by financing activities was due to an increase of $509,375 in proceeds received upon the exercise of outstanding warrants, partially offset by a decrease of $122,800 in proceeds from the sale of common stock and the net payment of $18,000 in notes payable.

          Our primary sources of capital since April 1, 2005 are set forth below.

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

          In November and December 2005, we issued promissory notes in the aggregate principal amount of $180,000 to a limited number of accredited investors for aggregate cash consideration of $180,000. The notes have a maturity date that is 90 days after the date we received the funds from the respective investors and accrue interest at the rate of 15% per annum. The principal and accrued interest are payable by us on the maturity date and may be prepaid by us in whole or in part at any time prior to the maturity date at our option without penalty. We extended the maturity date of two of these promissory notes in the aggregate principal amount of $130,000 until June 30, 2006. We paid the principal and accrued interest on the remaining promissory notes in accordance with their terms.

          During the period beginning January 1, 2006 and ending May 12, 2006, we issued 985,875 shares of common stock upon the exercise of warrants at exercise prices between $0.60 and $2.00 per share for aggregate gross cash proceeds of $1,172,875.

          To date, our capital needs have been principally met through the sales of our equity and debt securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We have used the proceeds from the private offerings we completed in 2004 and 2005 to pay virtually all of the costs and expenses we incurred during these years. These costs and expenses were comprised of operating expenses, which consisted of the salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenues.

          We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months. We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred, repay our outstanding indebtedness to third parties in the aggregate amount of approximately $171,000, all of which is due within the next three months, and finance the growth of our business. We intend to obtain these funds through internally generated cash flows from operating activities and proceeds received upon the exercise of outstanding options and warrants by our security holders. In the event these funds are insufficient, we may also engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

          As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. CONTROLS AND PROCEDURES.

          As of March 31, 2006, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          During the three months ended March 31, 2006, we sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

          On February 8, 2006, we issued 300,000 shares of common stock to Roger
H. Folts, our former Chief Financial Officer and Secretary, in partial consideration for accounting and related services to be provided to us. Of this amount, 250,000 shares were not registered under the Securities Act. The securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

ITEM 6.  EXHIBITS.

          The following exhibits are included herein:

Exhibit No.                                 Exhibit
-----------                                 -------
    10.1 Termination and Mutual Release, dated April 1, 2006, by and between Centerpointe Property, LLC and the Company

    31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NATIONAL HEALTH PARTNERS, INC.


Date: May 15, 2006                                /s/ David M. Daniels
                                                  ------------------------------
                                                  David M. Daniels
                                                  Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------
     10.1        Termination and Mutual Release, dated April 1, 2006, by and between Centerpointe Property, LLC and the Company

     31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended