Form 10QSB
period 2006-06-30
National Health Partners Inc
filed 2006-08-14
CIK 1306109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2006

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 25,586,981 issued and outstanding shares of the issuer's common stock, $.001 par value per share, on August 11, 2006.

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements ..........................................     1
          Consolidated Balance Sheet at June 30, 2006 (Unaudited) .......     1
          Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 2006 and 2005 (Unaudited).............     2
          Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2006 and 2005 (Unaudited)....................     3
          Notes to Consolidated Financial Statements (Unaudited).........     5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................    15

Item 3.   Controls and Procedures .......................................    28

                                     PART II
                                OTHER INFORMATION

Item 2.   Recent Sales of Unregistered Securities and Use of Proceeds ...    28

Item 5.   Other Information .............................................    29

Item 6.   Exhibits ......................................................    29

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                     Consolidated Balance Sheet (Unaudited)

                                                                     June 30,
                                                                       2006
                                                                   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  1,008,068
   Prepaid expense                                                      545,329
   Deposits                                                              35,478
   Other current assets                                                  10,000
                                                                   ------------
      Total current assets                                            1,598,875
                                                                   ------------
Property and equipment, net                                             141,617
Prepaid expense                                                       1,150,031
                                                                   ------------
      Total assets                                                 $  2,890,523
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                   $     89,201
Accrued expenses                                                         60,000
Deferred revenue                                                        101,850
                                                                   ------------
      Total current liabilities                                         251,051
                                                                   ------------
Long-term liabilities:
   Accrued expenses                                                      10,010
                                                                   ------------
      Total liabilities                                                 261,061
                                                                   ------------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.001 par value, 100,000,000 shares
      authorized, 23,671,981 shares issued and outstanding               23,672
   Additional paid-in capital                                        12,377,027
   Accumulated deficit                                              (10,421,757)
   Stock subscriptions                                                1,140,000
   Deferred compensation                                               (489,480)
                                                                   ------------
      Total stockholders' equity                                      2,629,462
                                                                   ------------
      Total liabilities and stockholders' equity                   $  2,890,523
                                                                   ============

  The accompanying notes are an integral part of these consolidated financial statements

                 NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
               Consolidated Statements of Operations (Unaudited)

                                      For the Three Months Ended    For the Six Months Ended
                                               June 30,                     June 30,
                                      --------------------------   -------------------------
                                          2006          2005           2006          2005
                                      -----------   ------------   -----------   -----------
Net revenue                           $   317,024   $    16,997    $   641,428   $    35,376
Direct costs                              252,772        51,756        401,859        66,581
                                      -----------   -----------    -----------   -----------
Gross profit                               64,252       (34,759)       239,569       (31,205)
                                      -----------   -----------    -----------   -----------
Operating expenses:
   Selling and marketing                  841,357        48,515        943,694       125,358
   General and administrative             869,117       848,960      1,895,190     1,278,188
                                      -----------   -----------    -----------   -----------
Total operating expenses                1,710,474       897,475      2,838,884     1,403,546
                                      -----------   -----------    -----------   -----------
Loss from operations                   (1,646,222)     (932,234)    (2,599,315)   (1,434,751)
                                      -----------   -----------    -----------   -----------
Other income (expense):
   Interest income                         21,936            --         55,018            --
   Interest expense                        (5,699)         (785)       (12,130)       (1,723)
   Gain on extinguishment of debt          35,932            --         35,932            --
   Common stock issued for releases            --            --             --      (295,100)
   Other income (expense)                      --           (90)         1,972          (964)
                                      -----------   -----------    -----------   -----------
Total other income (expense)               52,169          (875)        80,792      (297,787)
                                      -----------   -----------    -----------   -----------
Net loss                              $(1,594,053)  $  (933,109)   $(2,518,523)  $(1,732,538)
                                      ===========   ===========    ===========   ===========
Loss per share -- basic and diluted   $     (0.07)  $     (0.07)   $     (0.12)  $     (0.15)
                                      ===========   ===========    ===========   ===========
Weighted average number of shares
   outstanding -- basic and diluted    22,901,201    13,146,837     21,131,779    11,696,858
                                      ===========   ===========    ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)

                                                             For the Six Months Ended
                                                                     June 30,
                                                            -------------------------
                                                                2006          2005
                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(2,518,523)  $(1,732,538)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
      Common stock issued for services                          156,138       194,800
      Warrants issued for services                               48,863       270,970
      Options issued for services                               584,981            --
      Common stock issued for releases                               --       295,100
      Depreciation                                               29,338        24,725
   Changes in operating assets and liabilities:
      Increase in deposits                                      (16,478)           --
      Increase in other current assets                           (5,958)      (20,039)
      Increase (decrease) in accounts payable and accrued
         expenses                                                30,641       (29,979)
      Decrease in accounts payable -- related party             (16,373)           --
      Increase (decrease) in deferred revenue                    33,209        (3,621)
      Decrease in notes payable                                 (23,742)           --
      Increase in deferred compensation                          20,042            --
                                                            -----------   -----------
         Net cash used by operating activities               (1,677,862)   (1,000,582)
                                                            -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of marketable securities                    --       223,135
      Increase in notes receivable                                   --       (25,000)
      Decrease (increase) in certificates of deposit             35,717       (35,000)
      Increase in property and equipment                        (43,692)      (23,359)
                                                            -----------   -----------
         Net cash provided (used) by investing activities        (7,975)      139,776
                                                            -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of common stock                        127,160       888,001
      Proceeds from stock subscriptions                       1,140,000        14,650
      Proceeds from exercise of warrants                      1,484,938            --
      Payments on notes payable                                (168,000)      (23,278)
                                                            -----------   -----------
         Net cash provided by financing activities            2,584,098       879,373
                                                            -----------   -----------
Net increase in cash                                            898,261        18,567
Cash at beginning of year                                       109,807       421,915
                                                            -----------   -----------
Cash at end of quarter                                      $ 1,008,068   $   440,482
                                                            ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                 For the Six Months Ended
                                                         June 30,
                                                 ------------------------
                                                     2006         2005
                                                  ----------   ----------
SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for services               $  156,138   $  194,800
   Warrants issued for services                   $   48,863   $  270,970
   Stock options issued for services              $  584,981   $       --
   Common stock issued for releases               $       --   $  295,100

   The accompanying notes are an integral part of these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

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

          The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2006, respectively, are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

          Except as described in Note 3 below, as of June 30, 2006, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, have not changed materially.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

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

          As a result of adopting SFAS 123R on January 1, 2006, the Company recognized $142,492 and $584,981 of stock option expense that it would not have otherwise recognized during the three and six months ended June 30, 2006, respectively, under APB 25. As a result, the Company's net loss for the three and six months ended June 30, 2006 was $(1,594,053) and $(2,518,523), respectively, and its basic and diluted net loss per share was $(0.07) and $(0.12), respectively. Had the Company continued to account for stock options under APB 25, its net loss for the three and six months ended June 30, 2006 would have been $(1,451,561) and $(1,933,542) and its basic and diluted net loss per share would have been $(0.06) and $(0.09), respectively.

          The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 had the Company adopted SFAS 123R on January 1, 2005:

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

NOTE 3. STOCK COMPENSATION EXPENSE (CONTINUED)

                                             For the Three    For the Six
                                              Months Ended    Months Ended
                                             June 30, 2005   June 30, 2005
                                             -------------   -------------
Net loss as reported                          $  (933,109)    $(1,732,538)
Stock-based employee compensation
   cost included in net income (loss) as
   reported, net of related tax effects                --              --
Stock-based employee compensation
   cost under the fair value based method,
   net of related tax effects                    (126,545)       (487,335)
                                              -----------     -----------
Pro forma net income (loss)                   $(1,059,654)    $(2,219,873)
                                              ===========     ===========
Earnings (loss) per share:
   Basic & diluted - as reported              $     (0.07)    $     (0.15)
   Basic & diluted - pro forma                $     (0.08)    $     (0.19)

NOTE 4. LOSS PER SHARE

          Basic loss per share is based on the weighted average number of shares of the Company's common stock outstanding during the applicable three- and six-month periods, and is calculated by dividing the reported net loss for the applicable three- and six-month periods by the weighted average number of shares of common stock outstanding during the applicable three- and six month periods. The Company calculates diluted loss per share by dividing the reported net loss for the applicable three- and six-month periods by the weighted average number of shares of common stock outstanding during the applicable three- and six-month periods as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the applicable three- and six-month periods. An aggregate of 23,193,677 and 21,401,004 shares of common stock underlying options and warrants that were outstanding on June 30, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive. As a result, basic loss per share was equal to diluted loss per share for each three- and six-month periods.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

NOTE 4. LOSS PER SHARE (CONTINUED)

                                           For the Three Months        For the Six Months
                                              Ended June 30,             Ended June 30,
                                        -------------------------   -------------------------
                                           2006           2005          2006         2005
                                        -----------   -----------   -----------   -----------
Net loss as reported                    $(1,594,053)  $  (933,109)  $(2,518,523)  $(1,732,538)
Weighted average number of shares
   outstanding - basic and diluted       22,901,201    13,146,837    21,131,779    11,696,858
                                        -----------   -----------   -----------   -----------
Earnings (loss) per share - basis and
   diluted                              $     (0.07)  $     (0.07)  $     (0.12)  $     (0.15)
                                        ===========   ===========   ===========   ===========

NOTE 5. PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at June 30, 2006 and 2005, respectively:

                                           June 30,
                                    --------------------
                                      2006        2005
                                    ---------   --------
Computers                           $  56,813   $ 32,524
Software                                6,109         --
Furniture                              11,322     11,322
Telephone                              78,807     52,262
Website                                89,207     89,207
   Less: accumulated depreciation    (100,641)   (44,227)
                                    ---------   --------
Property and equipment, net         $ 141,617   $141,088
                                    =========   ========

Depreciation expense for the three months ended June 30, 2006 and 2005 was $14,910 and $8,076, respectively, and for the six months ended June 30, 2006 and 2005 was $29,338 and $14,428, respectively.

NOTE 6. ACCRUED EXPENSES

          Accrued expenses consist of amounts due to an unrelated third party for its payment of certain Company liabilities in 2001 and 2002. In conjunction with a note payable bearing interest at 5% that was paid off in 2006, the third party agreed to accept payments of $5,000 per month until all amounts are paid in full. The balance of accrued expenses at June 30, 2006 and 2005 was $70,010 and $75,955, respectively.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

NOTE 7. COMMITMENTS AND CONTINGENCIES

          The Company's material commitments and contingencies consist of an operating lease for its office space in Pennsylvania and employment agreements with its executive officers.

OPERATING LEASES

          The Company entered into a lease for a facility located in Horsham, Pennsylvania on December 1, 2001, which was amended on April 22, 2004. This is a three-year lease expiring on May 30, 2007. This lease required a security deposit of $19,000. The starting monthly payment is $12,579 for the first year and increases each subsequent year.

          Future minimum lease payments under this facility lease are as follows:

                             Fiscal Year    Amount
                             -----------   --------
                                  2006     $ 79,025
                                  2007       65,854
                                           --------
                                           $144,879
                                           ========

EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with each of its executive officers. Future minimum payments under these employment agreements are as follows:

                             Fiscal Year     Amount
                             -----------   ----------
                                 2006      $  449,175
                                 2007         848,430
                                 2008         933,273
                                 2009         655,252
                                 2010          48,718
                                           ----------
                                           $2,934,848
                                           ==========

NOTE 8. 2006 STOCK INCENTIVE PLAN

          On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan. Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and such other equity-based or equity-related awards. As of June 30, 2006, awards for an aggregate of 4,346,575 shares of common stock had been issued under the plan. The plan terminates on February 1, 2016. On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the National Health Partners, Inc. 2006 Stock Incentive Plan.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

NOTE 9. COMMON STOCK AND WARRANTS

         The Company's authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at June 30, 2006 and 2005, respectively, of which 23,671,981 and 17,054,200 shares of common stock were outstanding at June 30, 2006 and 2005, respectively. Warrants exercisable into an aggregate of 15,548,677 and 15,636,004 shares of the Company's common stock were outstanding on June 30, 2006 and 2005, respectively.

         The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model. Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued for services during the six months ended June 30, 2006: a dividend yield of zero percent, an expected volatility of 278%, a risk-free interest rate of 3.5% and a remaining contractual term of 4.05 years. The Company follows Emerging Issues Task Force No. 96-18 to recognize the fair value of warrants granted. Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered. The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

NON CAPITAL-RAISING TRANSACTIONS

          On February 8, 2006, the Company issued 300,000 shares of common stock to Roger H. Folts, the Company's former Chief Financial Officer, in partial consideration for certain accounting and related services to be provided to the Company under a consulting agreement. The shares were valued at $0.40 per share for total consideration of $120,000. The Company recognized $10,028 and $15,647 of expense during the three and six months ended June 30, 2006, respectively, in connection with the issuance of these shares.

          In February and March 2006, the Company issued 2,507,000 shares of common stock and warrants to acquire 1,530,000 shares to service providers and consultants for services pursuant to several agreements. Each warrant gives the holder the right to purchase one share of common stock. All warrants have an exercise price of $.60 per share, are exercisable for a period of 24 months from the date of warrant, and expire on March 31, 2008. The shares and warrants were valued at $0.40 per share for total consideration of $1,584,200. The Company recognized $111,401 and $154,987 of expense during the three and six months ended June 30, 2006, respectively, in connection with the issuance of these shares and warrants.

          On March 24, 2006, the Company issued 36,250 shares of common stock to employees in partial payment of accrued salaries. The shares were valued at $0.40 per share for total consideration of $14,500, all of which was recognized as expense during the six months ended June 30, 2006.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

NOTE 9. COMMON STOCK AND WARRANTS (CONTINUED)

          On March 28, 2006, the Company issued restricted stock awards to David
M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor for 450,000, 300,000, 225,000 and 375,000 shares of common stock, respectively. The awards vest in three equal annual installments commencing on the first anniversary of the date of grant. The shares were valued at $0.40 per share for total consideration of $540,000. The Company recognized $49,042 and $50,520 of expense during the three and six months ended June 30, 2006, respectively, in connection with the issuance of these shares.

          On April 1, 2006, the Company issued 10,000 shares of common stock to Centerpointe Property, LLC in connection with the termination of its lease for the office space in Sarasota, Florida in full payment of all rent and other expenses that were due and payable, and the Company and Centerpointe agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease. The Company did not incur any material early termination penalties in connection with the termination of the Lease. The shares were valued at $0.50 per share for total consideration of $5,000, all of which was recognized as expense during the three months ended June 30, 2006. The Company recognized a gain on the extinguishment of debt in the amount of $35,932 during the three months ended June 30, 2006 in connection with the issuance of these shares.

          On April 1, 2006, the Company issued 350,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were valued at $0.50 per share for total consideration of $175,000. The Company recognized $14,370 of expense during the three months ended June 30, 2006.

          In April, May and June 2006, the Company issued 23,325 shares of common stock to a consultant pursuant to a consulting agreement. The shares were issued at the closing price of the Company's common stock on the day immediately preceding the date of issuance for total consideration of $30,000, all of which was recognized as expense during the three months ended June 30, 2006.

CAPITAL-RAISING TRANSACTIONS

          In May 2006, the Company completed a private offering of 211,934 shares of common stock. The shares were sold for $0.60 per share for aggregate gross proceeds of $127,160. The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.20 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $0.60 per share, are exercisable for a period of 18 months commencing on the date of issuance, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.80 per share, are exercisable for a period of 36 months commencing on the date of issuance, and expire at the end of the exercise period.

          During the six months ended June 30, 2006, the Company received aggregate gross proceeds of $1,484,938 from the exercise of warrants held by certain of the Company's security holders. The Company issued a total of 1,829,272 shares in connection therewith at exercise prices ranging from $0.60 to $2.00.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

NOTE 10. STOCK OPTIONS

         Stock options exercisable into an aggregate of 7,645,000 shares of the Company's common stock were outstanding on June 30, 2006, of which 3,745,000 were vested. The weighted average exercise price of the stock options outstanding on June 30, 2006 was $0.40. The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of 282%, a risk-free interest rate of 3.5 percent and a remaining contractual life of 8.51 years. No stock options were issued or exercised during the six months ended June 30, 2006.

NOTE 11. RELATED-PARTY TRANSACTIONS

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

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

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

          On April 1, 2006, the Company entered into a Termination and Mutual Release with Centerpointe Property, LLC. Under the agreement, the lease between the Company and Centerpointe with respect to the office space the Company was leasing in Sarasota, Florida was terminated effective April 1, 2006, the Company issued 10,000 shares of its common stock to Centerpointe in full payment of all rent and other expenses that were due and payable under the lease, and the Company and Centerpointe agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease. The Company did not incur any material early termination penalties in connection with the termination of the Lease. Ronald F. Westman and his wife own all of the outstanding membership interests in Centerpointe. Mr. Westman beneficially owns approximately 24% of the Company's common stock and served as a member of the Company's board of directors from June 29, 2005 to September 26, 2005.

NOTE 12. INITIAL PUBLIC OFFERING

          On January 27, 2006, the Company's registration statement on Form SB-2, File No. 333-126315, was declared effective by the Securities and Exchange Commission in connection with the initial public offering of 10,258,135 shares of common stock to be sold by certain selling security holders. The Company did not receive any proceeds from the offering.

NOTE 13. SUBSEQUENT EVENTS

          On August 9, 2006, the Company completed a private offering of 1,705,000 shares of common stock for aggregate gross proceeds of $1,364,000. The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.80 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $0.80 per share, are exercisable until August 31, 2006, and expire at the end of the exercise period. All Class B warrants have an exercise price of $1.00 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. The Company granted registration rights covering all shares of common stock issued by the Company upon the exercise of the warrants.

          Between July 1, 2006 and August 11, 2006, the Company received aggregate gross proceeds of $261,125 from the exercise of warrants held by certain of the Company's security holders.

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

RECENT DEVELOPMENTS

          We have experienced a substantial increase in our membership base and revenues over the past 12 months. As of June 30, 2006, we had approximately 6,300 CARExpress members, compared to approximately 400 members at June 30, 2005. We achieved revenues of $317,024 for the three-month period ended June 30, 2006, compared to revenues of $16,997 for the three-month period ended June 30, 2005. We have entered into agreements with several marketing and distribution partners and are currently engaging in test marketing campaigns with some of them. In addition, we are currently in negotiations with several other companies regarding the sale of our CARExpress membership programs.

          Irwin Naturals Co-Marketing Program. We recently entered into a co-marketing agreement with Irwin Naturals, a leading formulator and supplier of high-quality natural health, herbal and nutritional supplement products for consumers that are sold in over 50 countries worldwide through specialty natural health, nutrition and retail stores like GNC and Vitamin Shoppe. Irwin Naturals will co-market our CARExpress programs to its customer base through a combination of direct marketing and up-sell marketing. This is the first time we have attempted to co-market CARExpress to the nutritional supplement market.

          Trident Marketing International. We have recently begun to experience accelerating membership growth through our relationship with Trident Marketing International, Inc. Trident is currently devoting additional resources and sales personnel towards sales of CARExpress membership programs. Trident is a leading provider of outsourced communication solutions, specializing in customer acquisition, customer care and retention, and interactive voice response services.

          Hispanic Advertising Campaign Featuring Lucia Mendez. We initiated a national advertising campaign targeting the Hispanic marketplace in June 2006. Lucia Mendez, an international superstar entertainer, stars in television and radio commercials as our spokeswoman for the campaign. She will also be starring in print ads and other directed marketing campaigns focused on the Hispanic community. We have aired the television commercials on Univision, which is the largest Hispanic television network in the United States, and will be airing the radio commercials on radio stations focused on the Hispanic community.

          CARExpress Visa/MasterCard Program. We began offering our CARExpress Visa/MasterCard program to the public during June 2006. Many of the people who are uninsured or underinsured do not have a debit or credit card. As a result, this program is ideally suited for them. CARExpress members participating in the program place money on their card and can use the card to pay their CARExpress monthly membership fees. They can also use the card for all healthcare purchases they make through CARExpress.

          CARExpress "Wrap-Around" Program. We intend to sell CARExpress membership programs in combination with low-cost insurance products such as Mini-Med programs and catastrophic health insurance as part of our unique "wrap-around" program. We intend to market and sell our "wrap-around" programs directly through National Health Brokerage Group, Inc., our wholly-owned subsidiary, and indirectly through insurance companies and independent third parties. The combination of our CARExpress programs with these low-cost insurance products provides an innovative and affordable solution to individuals who previously could not afford a comprehensive medical plan. These products will be bundled, priced and marketed utilizing relationship marketing strategies or direct marketing to target the profiled needs of the clients' particular member base.

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

OUTLOOK

          Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs. We implemented several strategic growth initiatives during the first half of 2006 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies. We have also initiated several measures in anticipation of our future growth, including hiring additional customer service staff and transitioning our current customer service staff from one shift to two shifts to ensure adequate coverage for our members. We expect to generate a substantial increase in revenues and members primarily through our co-marketing agreement with Irwin Naturals, our relationship with Trident Marketing, our Hispanic advertising campaign, our CARExpress Visa/MasterCard program and our CARExpress "wrap-around" program, as well as new strategic collaborations and joint ventures that we are in the process of negotiating. We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and proceeds from the exercise of outstanding warrants. We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and more quickly realize recurring monthly membership fees.

          As a result of our co-marketing agreement with Irwin Naturals, our expanding relationship with Trident Marketing, our Hispanic television and radio advertising campaign featuring international superstar Lucia Mendez, our CARExpress Visa/MasterCard program and sales of our "wrap-around" program, we expect the number of CARExpress members generated each month to increase substantially for the foreseeable future. We also expect to generate additional members over the next 12 months through new strategic collaborations and joint ventures that we are in the process of negotiating. We expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our test marketing campaigns at prospective members and member groups that are most suitable for our CARExpress membership programs. As a result, we expect our net losses from operations to decrease during the next six months and expect to begin generating positive cash flows from operations during the second half of 2006 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.

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

Stock-Based Compensation

          We account for employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. Under this method, compensation cost recognized for the three- and six-month periods ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company's estimate of forfeitures of all unvested awards. A summary of SFAS No. 123R is provided below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements."

          Prior to January 1, 2006, we accounted for our employee stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, when the exercise price of stock-based compensation granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of stock-based compensation granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Since all of our currently issued employee stock-based compensation had been issued prior to January 1, 2006 at an exercise price equal to or greater than the market price of our common stock on the date of grant, we did not previously recognize any expense as a result of the issuances.

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

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenues

          Revenues consist of the monthly membership fees that we receive from members of our CARExpress membership programs and commissions that we receive from the sale of CARExpress membership programs sold in combination with third-party insurance products. To date, revenues have consisted almost exclusively of the monthly membership fees we receive from members of our CARExpress membership programs. Revenues increased $300,027 to $317,024 for the three-month period ended June 30, 2006 from $16,997 for the corresponding period in 2005. The increase of $300,027 resulted from increased sales of our CARExpress membership programs to new members. Approximately 95% of the revenues that we generated during the three-month period ended June 30, 2006 was derived from sales of our CARExpress membership programs to first-time members, compared to approximately 20% during the corresponding period in 2005. The remainder of the revenues that we generated during these periods was derived from existing members. We expect revenues to increase substantially over the next 12 months as Trident continues to devote additional resources to sales of our programs, as Irwin Naturals begins up-selling our programs to its customers, as we continue to engage in our Hispanic advertising campaign and our CARExpress Visa/MasterCard program, and as we implement our CARExpress "wrap-around" program and enter into new strategic collaborations and joint ventures that we are currently in the process of negotiating.

Direct Costs

          Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks. Direct costs increased $201,016 to $252,772 for the three-month period ended June 30, 2006, from $51,756 for the corresponding period in 2005. The increase of $201,016 was due primarily to an increase of $169,559 for sales commissions and $31,457 for PPO and provider network costs. We expect cost of sales to increase over the next 12 months as increased sales of our CARExpress membership programs result in higher overall sales commission expenses and PPO and provider networks costs.

Selling and Marketing Expenses

          Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our CARExpress membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us. Selling and marketing expenses increased

$792,842 to $841,357 for the three-month period ended June 30, 2006, from $48,515 for the corresponding period in 2005. The increase of $792,842 was due primarily to an increase of $726,276 for our Hispanic advertising campaign and other marketing campaigns and activities and $64,173 for sales salaries and equity compensation. We expect selling and marketing expenses to increase during the remainder of 2006 as we continue to engage in our Hispanic advertising campaign and other marketing and advertising campaigns and activities.

General and Administrative Expenses

          General and administrative expenses consist primarily of employee compensation expense, professional fees, rent expense, and other general and administrative expenses.

          Employee Compensation Expense. Employee compensation expense consists of all salaries and related compensation that we pay to our employees and the payroll taxes associated therewith that are not associated with our selling and marketing activities. Employee compensation expense increased $239,313 to $442,289 for the three-month period ended June 30, 2006, from $202,976 for the corresponding period in 2005. The increase of $239,313 was due primarily to an increase of $142,492 of stock option expense resulting from our adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), on January 1, 2006, an increase of $43,608 in salary and payroll tax expense associated primarily with our addition of two executive officers during the third quarter of 2005, and an increase of $35,419 in expense associated with restricted stock awards granted to our executive officers in 2006. We intend to retain additional executive management personnel and other employees in connection with the anticipated growth of our business. As a result, we expect employee compensation expense to increase over the next 12 months.

          Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals. Professional fees decreased $342,043 to $190,781 for the three-month period ended June 30, 2006 from $532,824 for the corresponding period in 2005. The decrease of $342,043 was due primarily to a decrease of $341,136 in cash and equity-based compensation paid to services providers and consultants for various services. We expect professional fees to increase over the next 12 months as we recognize additional expense associated with the equity-based compensation that we have paid to service providers and consultants, incur additional accounting and legal fees associated with our business operations, and incur additional costs associated with the negotiation and execution of agreements with additional marketing and distribution partners.

          Rent Expense. Rent expense consists of the rent that we pay under the lease for our office facilities that is not associated with our selling and marketing activities. Rent expense increased $6,346 to $25,377 for the three-month period ended June 30, 2006 from $19,031 for the corresponding period in 2005. The increase of $6,346 resulted primarily from the annual increases in our lease payments for our facility in Horsham, Pennsylvania. We expect rent expense to increase over the next 12 months due to the annual increases in rent that we pay under the lease for our facility in Horsham, Pennsylvania.

          Other General and Administrative Expenses. Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, costs for temporary customer service representatives, health insurance costs, financial printer costs, transfer agent costs, general business expenses, severance expense and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities. Other general and administrative expenses increased $116,541 to $210,670 for the three-month period ended June 30, 2006 from $94,129 for the corresponding period in 2005. The increase of $116,541 resulted primarily from increases of $29,006 in bank service charges associated with new member transactions, $10,827 in insurance costs, $19,243 for supplies, $12,234 for telephone expenses, $40,256 for temporary call center representatives, and $15,460 for travel and entertainment. We expect other general and administrative expenses to increase over the next 12 months as we incur additional expenses for financial printer costs, transfer agent fees, health insurance costs, travel and entertainment, temporary customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general growth in our business.

Gain on the Extinguishment of Debt

         Gain on the extinguishment of debt consists of the gain that we recognized in connection with our termination of the lease for our office space in Sarasota, Florida upon the issuance of common stock to Centerpointe Property, LLC on April 1, 2006 in full payment of all rent and other expenses that were due and payable under the lease and a mutual release from any and all claims arising out of the lease. We recognized a gain on the extinguishment of debt of $35,932 during the three months ended June 30, 2006 in connection with the issuance of these shares. We did not recognize any such gain during the three-month period ended June 30, 2005. We do not expect to incur any similar gains on the extinguishment of debt in the foreseeable future.

Net Loss

          Our net loss increased $660,944 to $1,594,053 during the three-month period ended June 30, 2006, from $933,109 during the corresponding period in 2005. The increase was primarily the result of increases of $201,016 of direct costs incurred in connection with the sale of our membership programs, $726,276 for our Hispanic advertising campaign and other marketing campaigns and activities, $239,313 in employee compensation expense (of which $142,492 consisted of non-cash stock option expense associated with our adoption of SFAS No. 123R on January 1, 2006) and $116,540 in other general and administrative expenses, partially offset by an increase of $300,027 in revenues and a decrease of $341,136 in cash and equity-based compensation paid to services providers and consultants for various services. We expect our net losses from operations to decrease during the next six months and expect to begin generating positive cash flows from operations during the second half of 2006 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenues

          Revenues increased $606,052 to $641,428 for the six-month period ended June 30, 2006 from $35,376 for the corresponding period in 2005. The increase of $606,052 resulted from increased sales of our CARExpress membership programs to new members. Approximately 95% of the revenues that we generated during the six-month period ended June 30, 2006 was derived from sales of our CARExpress membership programs to first-time members, compared.

to approximately 20% during the corresponding period in 2005. The remainder of the revenues that we generated during these periods was derived from existing members.

Direct Costs

          Direct costs increased $335,278 to $401,859 for the six-month period ended June 30, 2006, from $66,581 for the corresponding period in 2005. The increase of $335,278 was due to an increase of $275,640 for sales commissions and $59,638 for PPO and provider network costs.

Selling and Marketing Expenses

          Selling and marketing expenses increased $818,336 to $943,694 for the six-month period ended June 30, 2006, from $125,358 for the corresponding period in 2005. The increase of $818,336 was due primarily to an increase of $706,161 for our Hispanic advertising campaign and other marketing campaigns and activities and $105,625 for sales salaries and equity compensation.

General and Administrative Expenses

          Employee Compensation Expense. Employee compensation expense increased $774,010 to $1,181,762 for the six-month period ended June 30, 2006, from $407,752 for the corresponding period in 2005. The increase of $774,010 was due to primarily to an increase of $584,981 of stock option expense resulting from our adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), on January 1, 2006, an increase of $138,509 in salary and payroll tax expense associated primarily with our addition of two executive officers during the third quarter of 2005, and an increase of $36,486 in expense associated with restricted stock awards granted to our executive officers in 2006.

          Professional Fees. Professional fees decreased $339,876 to $308,136 for the six-month period ended June 30, 2006 from $648,012 for the corresponding period in 2005. The decrease of $339,876 was due primarily to a decrease of $266,328 in cash and equity-based compensation paid to services providers and consultants for various services and a decrease of $84,189 in legal fees due to a reduction in the amount of legal work outsourced to third parties, partially offset by an increase of $15,468 in fees paid to our independent accountant in connection with the preparation of our Registration Statement on Form SB-2 and our audited financial statements.

          Rent Expense. Rent expense increased $16,142 to $75,903 for the six-month period ended June 30, 2006 from $59,761 for the corresponding period in 2005. The increase of $16,142 resulted primarily from the annual increases in our lease payments for our facility in Horsham, Pennsylvania and rent payments that we made under the lease for our facility in Sarasota, Florida.

          Other General and Administrative Expenses. Other general and administrative expenses increased $166,726 to $329,389 for the six-month period ended June 30, 2006 from $162,663 for the corresponding period in 2005. The increase of $166,726 resulted primarily from an increase of $54,777 in bank service charges associated with new member transactions, an increase of $55,996 for financial printer costs associated with the preparation of our filings with the SEC, an increase of $27,686 for supplies and an increase of $41,316 for temporary call center representatives.

Gain on the Extinguishment of Debt

          Gain on the extinguishment of debt consists of the gain that we recognized in connection with our termination of the lease for our office space in Sarasota, Florida upon the issuance of common stock to Centerpointe Property, LLC on April 1, 2006 in full payment of all rent and other expenses that were due and payable under the lease and a mutual release from any and all claims arising out of the lease. We recognized a gain on the extinguishment of debt of $35,932 during the six months ended June 30, 2006 in connection with the issuance of these shares. We did not recognize any such gain during the six-month period ended June 30, 2005.

Common Stock Issued for Releases

          Common stock issued for releases consists of the cost of the shares of common stock issued to previous investors in consideration for an amendment to their securities purchase agreements and a release from certain potential claims thereunder. We incurred expenses for common stock issued for releases of $295,100 for the six-month period ended June 30, 2005. We did not incur any such expenses for the six-month period ended June 30, 2006. The expenses for common stock issued for releases in 2005 resulted from our issuance of 737,750 shares of our common stock to previous investors in exchange for their execution of an amendment to their securities purchase agreements for the securities that they purchased from us in the private offerings that we completed in August 2004 and September 2004 and a release from any potential claims thereunder. We do not expect to incur any additional expenses for common stock issued for releases in the foreseeable future.

Net Loss

          Our net loss increased $785,985 to $2,518,523 during the six-month period ended June 30, 2006, from $1,732,538 during the corresponding period in 2005. The increase was primarily the result of increases of $335,278 in direct costs incurred in connection with the sale of our membership programs, $706,161 for our Hispanic advertising campaign and other marketing campaigns and activities, $774,010 in employee compensation expense (of which $584,981 consisted of non-cash stock option expense associated with our adoption of SFAS No. 123R on January 1, 2006) and $166,726 in other general and administrative expenses, partially offset by an increase of $606,052 in revenues, a decrease in professional fees of $339,876 and a decrease in non-cash expense for common stock issued for releases of $295,100.

LIQUIDITY AND CAPITAL RESOURCES

          Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of August 11, 2006, we had cash and cash equivalents of approximately $820,000.

          Net cash used by operating activities was $1,677,862 for the six-month period ended June 30, 2006 compared to $1,000,582 for the corresponding period in 2005. The $677,280 increase in cash used by operating activities was due primarily to an increase in net loss of $785,985, a decrease in other non-cash compensation expense of $260,769 resulting from the recognition of the fair value of stock-based compensation to employees, service providers and consultants, and a decrease in non-cash expense associated with the issuance of common stock for releases of $295,100, partially offset by an increase in non-cash stock option expense of $584,981 resulting from our adoption of SFAS No. 123R on January 1, 2006.

          Net cash used by investing activities was $7,975 for the six-month period ended June 30, 2006 compared to net cash provided by investing activities of $139,776 for the corresponding period in 2005. The $147,751 difference in cash flows from investing activities was due to a decrease of $223,135 in proceeds from the sale of marketable securities, a decrease of $35,000 in certificates of deposit acquired in 2005 and disposed of in 2006, and an increase of $20,333 in property and equipment, partially offset by a decrease of $25,000 in notes receivable.

          Net cash provided by financing activities was $2,584,098 for the six-month period ended June 30, 2006 compared to $879,373 for the corresponding period in 2005. The $1,704,725 increase in cash provided by financing activities was due to an increase of $364,509 in proceeds from the sale of common stock and stock subscriptions for commons stock and $1,484,938 in proceeds received upon the exercise of outstanding warrants, partially offset by an increase of $144,722 in the payment of notes payable.

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

          In November and December 2005, we issued promissory notes in the aggregate principal amount of $180,000 to a limited number of accredited investors for aggregate cash consideration of $180,000. The notes had a maturity date that was 90 days after the date we received the funds from the respective investors and accrued interest at the rate of 15% per annum. The principal and accrued interest was payable by us on the maturity date and could be prepaid by us in whole or in part at any time prior to the maturity date at our option without penalty. We paid the principal and accrued interest on each of these promissory notes in accordance with their terms.

          In May 2006, we completed a private offering of 211,934 shares of common stock, Class A warrants to acquire 105,967 shares of our common stock, and Class B warrants to acquire 105,967 shares of our common stock for aggregate cash consideration of $127,160. These securities were sold in units comprised of two shares of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $1.20 per unit. The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the date of issuance, and expire at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $.80 per share, are exercisable for a period of 36 months commencing on the date of issuance, and expire at the end of the exercise period.

          In August 2006, we completed a private offering of 1,705,000 shares of common stock, Class A warrants to acquire 1,705,000 shares of our common stock, and Class B warrants to acquire 1,705,000 shares of our common stock for aggregate cash consideration of $1,364,000. These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $0.80 per unit. The Class A warrants are initially exercisable into one share of our common Stock at an exercise price of $.80 per share, are exercisable until August 31, 2006, and expire at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $1.00 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. We agreed to pay placement agent fees consisting of 248,000 units identical to the units sold in the offering and granted registration rights to the participants in the offering covering all shares of common stock issued by us upon the exercise of the warrants.

          During the period beginning January 1, 2006 and ending August 11, we issued 2,012,397 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.60 and $2.00 per share for aggregate gross cash proceeds of $1,746,063.

         To date, our capital needs have been met principally through the sales of our equity and debt securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we incurred during these years. These costs and expenses were comprised of operating expenses, which consisted of the salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenues.

          We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months. We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business. We intend to obtain these funds through internally generated cash flows from operating activities and proceeds received upon the exercise of outstanding warrants by our security holders. In the event these funds are insufficient, we may also engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

          As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. CONTROLS AND PROCEDURES.

          As of June 30, 2006, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          During the three months ended June 30, 2006, we sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

          On April 1, 2006, we issued 10,000 shares of common stock to Centerpointe Property, LLC in connection with the termination of the Commercial Office Lease dated June 13, 2005 with respect to the office space located in Sarasota, Florida in consideration for which all rent and other expenses that were due and payable under the lease were deemed paid in full, and we and Centerpointe released each other from any and all claims that we may now hold or may in the future hold arising out of the lease. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

          On April 1, 2006, we issued 350,000 shares of common stock to an accredited investor in exchange for consulting and advisory services. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

          In May 2006, we completed a private offering of 211,934 shares of common stock, Class A warrants to acquire 105,967 shares of our common stock, and Class B warrants to acquire 105,967 shares of our common stock for aggregate cash consideration of $127,160. These securities were sold in units comprised of two shares of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $1.20 per unit. The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the date of issuance, and expire at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $.80 per share, are exercisable for a period of 36 months commencing on the date of issuance, and expire at the end of the exercise period. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 5. OTHER INFORMATION.

          The description set forth below is included herewith for the purpose of providing the disclosure required under "Item 3.02 - Unregistered Sales of Equity Securities" of Form 8-K in connection with our completion of a private offering of securities on August 9, 2006.

         On August 9, 2006, we completed a private offering of 1,705,000 shares of common stock, Class A warrants to acquire 1,705,000 shares of our common stock, and Class B warrants to acquire 1,705,000 shares of our common stock for aggregate cash consideration of $1,364,000. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind. A description of this offering is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 3 of Part I of this report and incorporated by reference herein.

ITEM 6. EXHIBITS.

          The following exhibits are included herein:

Exhibit No.                                 Exhibit
-----------   ------------------------------------------------------------------
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

                                           NATIONAL HEALTH PARTNERS, INC.


Date: August 14, 2006                      /s/ David M. Daniels
                                           -------------------------------------
                                           David M. Daniels
                                           Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit                              Exhibit Description
-------   ----------------------------------------------------------------------
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