Form 10QSB
period 2006-09-30
National Health Partners Inc
filed 2006-11-14
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-51731

NATIONAL HEALTH PARTNERS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	04-3786176 (IRS Employer Identification No.)

120 Gibraltar Road

Suite 107

Horsham, PA 19044

(Address of Principal Executive Offices)

(215) 682-7114

(Issuer’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 30,061,731 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on November 10, 2006.

Transitional Small Business Disclosure Format (check one):	Yes No

Back to Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

National Health Partners, Inc. and Subsidiary

Consolidated Balance Sheet (Unaudited)

September 30, 2006

Assets
Current assets:
Cash and cash equivalents	$1,322,037
Prepaid expense	651,423
Deposits	40,460
Other current assets	10,000

Total current assets	2,023,920

Property and equipment, net	133,485
Prepaid expense	1,023,211

Total assets	$3,180,616

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$175,746
Accrued expenses	60,010
Deferred revenue	145,163

Total current liabilities	380,919

Total liabilities	380,919

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,301,106 shares issued and outstanding	29,301
Additional paid-in capital	16,122,915
Accumulated deficit	(12,912,081)
Deferred compensation	(440,438)

Total stockholders’ equity	2,799,697

Total liabilities and stockholders’ equity	$3,180,616

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

National Health Partners, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenue	$411,045	$48,282	$1,052,473	$83,658
Direct costs	567,159	126,391	969,018	318,331

Gross profit (deficit)	(156,114)	(78,109)	83,455	(234,673)

Operating expenses:
Selling and marketing	1,563,139	54,044	2,506,833	179,402
General and administrative	771,072	1,312,135	2,666,262	2,447,704

Total operating expenses	2,334,211	1,366,179	5,173,095	2,627,106

Loss from operations	(2,490,325)	(1,444,288)	(5,089,640)	(2,861,779)

Other income (expense):
Interest income	1	—	55,019	—
Interest expense	—	(604)	(12,130)	(2,326)
Gain on extinguishment of debt	—	—	35,932	—
Common stock issued for releases	—	—	—	(295,100)
Other income (expense)	—	(1,736)	1,972	(19,885)

Total other income (expense)	1	(2,340)	80,793	(317,311)

Net loss	$(2,490,324)	$(1,446,628)	$(5,008,847)	$(3,179,090)

Loss per share — basic and diluted	$(0.09)	$(0.08)	$(0.22)	$(0.24)

Weighted average number of shares outstanding — basic and diluted	26,238,940	17,054,200	22,532,310	13,502,263

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

National Health Partners, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities
Net loss	$(5,008,847)	$(3,179,090)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	347,580	614,800
Warrants issued for services	86,238	755,190
Options issued for services	727,473	—
Common stock issued for releases	—	295,100
Depreciation	46,790	38,383
Changes in operating assets and liabilities:
Increase in deposits	(21,460)	—
Increase in other current assets	(5,958)	(1,030)
Increase (decrease) in accounts payable and accrued expenses	140,180	(26,544)
Decrease in accounts payable — related party	(16,373)	—
Increase (decrease) in deferred revenue	76,521	6,346
Decrease in notes payable	(35,742)	—
Decrease in deferred compensation	(29,000)	—

Net cash used by operating activities	(3,692,598)	(1,496,845)

Cash flows from investing activities
Proceeds from sale of marketable securities	—	324,205
Increase in notes receivable	—	(25,000)
Decrease (increase) in certificates of deposit	35,717	(35,000)
Increase in property and equipment	(53,012)	(34,329)

Net cash provided (used) by investing activities	(17,295)	229,876

Cash flows from financing activities
Proceeds from sale of common stock	2,204,060	1,298,444
Proceeds from exercise of warrants	2,886,063	—
Payments on notes payable	(168,000)	(42,673)

Net cash provided by financing activities	4,922,123	1,255,771

Net increase (decrease) in cash	1,212,230	(11,198)
Cash at beginning of year	109,807	421,915

Cash at end of quarter	$1,322,037	$410,717

Schedule of non-cash financing activities
Common stock issued for services	$347,580	$614,800
Warrants issued for services	$86,238	$755,190
Stock options issued for services	$727,473	$—
Common stock issued for releases	$—	$295,100

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 1. Description of Business

National Health Partners, Inc. (the “Company”) was organized on March 10, 1989 as Spectrum Vision Systems of Indiana, Inc. under the laws of the State of Indiana. The Company changed its name to National Health Partners, Inc. on March 13, 2001. On December 15, 2004, National Health Brokerage Group, Inc. was organized as a wholly-owned subsidiary of the Company. The Company sells membership programs that encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs and vision care through a national healthcare savings network called “CARExpress.” The Company markets its programs directly through infomercials, newspapers, publications and its website, and indirectly through marketing representatives, brokers and agents, retail chains and outlets, small businesses and trade associates, and unions and associations. The Company derives substantially all of its revenue from the monthly membership fees it receives from members of its membership programs.

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2006, respectively, are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiary, National Health Brokerage Group, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the financial statements for 2005 have been reclassified to conform to the 2006 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

Except as described in Note 3 below, as of September 30, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, have not changed materially.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 3. Stock Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. SFAS 123R replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the modified prospective transition method, compensation cost recognized for the three-month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB 25 for all stock options granted to employees. Under APB 25, when the exercise price of stock-based compensation granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of stock-based compensation granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. For stock-based compensation granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (Statement 123). Statement 123 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

As a result of adopting SFAS 123R on January 1, 2006, the Company recognized $142,492 and $727,473 of stock option expense that it would not have otherwise recognized during the three and nine months ended September 30, 2006, respectively, under APB 25. As a result, the Company’s net loss for the three and nine months ended September 30, 2006 was $(2,490,324) and $(5,008,847), respectively, and its basic and diluted net loss per share was $(0.09) and $(0.22), respectively. Had the Company continued to account for stock options under APB 25, its net loss for the three and nine months ended September 30, 2006 would have been $(2,347,832) and $(4,281,374) and its basic and diluted net loss per share would have been $(0.09) and $(0.19), respectively.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 3. Stock Compensation Expense (continued)

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 had the Company adopted SFAS 123R on January 1, 2005:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net loss as reported	$(1,446,628)	$(3,179,090)
Stock-based employee compensation cost included in net income (loss) as reported, net of related tax effects	—	—
Stock-based employee compensation cost under the fair value based method, net of related tax effects	(208,598)	(695,933)

Pro forma net income (loss)	$(1,655,226)	$(3,875,023)

Earnings (loss) per share:
Basic & diluted – as reported	$(0.08)	$(0.24)
Basic & diluted – pro forma	$(0.10)	$(0.29)

Note 4. Loss per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable three- and nine-month periods, and is calculated by dividing the reported net loss for the applicable three- and nine-month periods by the weighted average number of shares of common stock outstanding during the applicable three- and nine month periods. The Company calculates diluted loss per share by dividing the reported net loss for the applicable three- and nine-month periods by the weighted average number of shares of common stock outstanding during the applicable three- and nine-month periods as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the applicable three- and nine-month periods. An aggregate of 29,638,317 and 21,401,004 shares of common stock underlying options and warrants that were outstanding on September 30, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive. As a result, basic loss per share was equal to diluted loss per share for each three- and nine-month periods.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 4. Loss per Share (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Net loss as reported	$(2,490,324)	$(1,446,628)	$(5,008,847)	$(3,179,090)
Weighted average number of shares outstanding – basic and diluted	26,238,940	17,054,200	22,532,310	13,502,263

Earnings (loss) per share – basis and diluted	$(0.09)	$(0.08)	$(0.22)	$(0.24)

Note 5. Property and Equipment

Property and equipment consisted of the following at September 30, 2006 and 2005, respectively:

Computers	$60,708
Software	6,109
Furniture	14,772
Telephone	80,780
Website	89,208
Less: accumulated depreciation	(118,092)

Property and equipment, net	$133,485

Depreciation expense for the three months ended September 30, 2006 and 2005 was $17,350 and $11,805, respectively, and for the nine months ended September 30, 2006 and 2005 was $46,789 and $38,383, respectively.

Note 6. Accrued Expenses

Accrued expenses consist of amounts due to an unrelated third party for its payment of certain Company liabilities in 2001 and 2002. In conjunction with a note payable bearing interest at 5% that was paid off in 2006, the third party agreed to accept payments of $5,000 per month until all amounts are paid in full. The balance of accrued expenses at September 30, 2006 was $60,010.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 7. Commitments and Contingencies

The Company’s material commitments and contingencies consist of an operating lease for its office space in Pennsylvania and employment agreements with its executive officers.

Operating Leases

The Company entered into a lease for a facility located in Horsham, Pennsylvania on December 1, 2001, which was amended on April 22, 2004. This is a three-year lease expiring on May 30, 2007. This lease required a security deposit of $19,000. The starting monthly payment is $12,579 for the first year and increases each subsequent year.

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2006	$39,190
2007	65,315

$104,505

Employment Agreements

The Company has entered into employment agreements with each of its executive officers. Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2006	$147,620
2007	848,430
2008	933,273
2009	655,252
2010	48,718

$2,633,293

Note 8. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan. Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and such other equity-based or equity-related awards. As of September 30, 2006, awards for an aggregate of 4,396,575 shares of common stock had been issued under the plan. The plan terminates on February 1, 2016. On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the National Health Partners, Inc. 2006 Stock Incentive Plan.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 9. Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at September 30, 2006 and 2005, respectively, of which 29,301,106 and 17,054,200 shares of common stock were outstanding at September 30, 2006 and 2005, respectively. Warrants exercisable into an aggregate of 21,993,317 and 15,636,004 shares of the Company’s common stock were outstanding on September 30, 2006 and 2005, respectively.

The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model. Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued for services during the nine months ended September 30, 2006: a dividend yield of zero percent, an expected volatility of 278%, a risk-free interest rate of 3.5% and a remaining contractual term of 4.05 years. The Company follows Emerging Issues Task Force No. 96-18 to recognize the fair value of warrants granted. Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered. The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

Non Capital-Raising Transactions

On February 8, 2006, the Company issued 300,000 shares of common stock to Roger H. Folts, the Company’s former Chief Financial Officer, in partial consideration for certain accounting and related services to be provided to the Company under a consulting agreement. The shares were valued at $0.40 per share for total consideration of $120,000. The Company recognized $10,138 and $25,785 of expense during the three and nine months ended September 30, 2006, respectively, in connection with the issuance of these shares.

In February and March 2006, the Company issued 2,507,000 shares of common stock and warrants to acquire 1,530,000 shares to service providers and consultants for services pursuant to several agreements. Each warrant gives the holder the right to purchase one share of common stock. All warrants have an exercise price of $.60 per share, are exercisable for a period of 24 months from the date of warrant, and expire on March 31, 2008. The shares and warrants were valued at $0.40 per share for total consideration of $1,584,200. The Company recognized $112,787 and $267,774 of expense during the three and nine months ended September 30, 2006, respectively, in connection with the issuance of these shares and warrants.

On March 24, 2006, the Company issued 36,250 shares of common stock to employees in partial payment of accrued salaries. The shares were valued at $0.40 per share for total consideration of $14,500, all of which was recognized as expense during the nine months ended September 30, 2006.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 9. Common Stock and Warrants (continued)

On March 28, 2006, the Company issued restricted stock awards to David M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor for 450,000, 300,000, 225,000 and 375,000 shares of common stock, respectively. The awards vest in three equal annual installments commencing on the first anniversary of the date of grant. The shares were valued at $0.40 per share for total consideration of $540,000. The Company recognized $49,042 and $99,562 of expense during the three and nine months ended September 30, 2006, respectively, in connection with the issuance of these shares.

On April 1, 2006, the Company issued 10,000 shares of common stock to Centerpointe Property, LLC in connection with the termination of its lease for the office space in Sarasota, Florida in full payment of all rent and other expenses that were due and payable, and the Company and Centerpointe agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease. The Company did not incur any material early termination penalties in connection with the termination of the Lease. The shares were valued at $0.50 per share for total consideration of $5,000, all of which was recognized as expense during the nine months ended September 30, 2006. The Company recognized a gain on the extinguishment of debt in the amount of $35,932 during the nine months ended September, 2006 in connection with the issuance of these shares.

On April 1, 2006, the Company issued 350,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were valued at $0.50 per share for total consideration of $175,000. The Company recognized $14,690 and $29,060 of expense during the three and nine months ended September 30, 2006, respectively, in connection with the issuance of these shares.

In April, May and June 2006, the Company issued 23,325 shares of common stock to a consultant pursuant to a consulting agreement. The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $30,000, all of which was recognized as expense during the nine months ended September 30, 2006.

On September 12, 2006, the Company issued 100,000 shares of common stock to a business partner pursuant to a sales and marketing agreement. The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $74,000. The Company recognized $6,761 of expense during the three months ended September 30, 2006.

On September 14, 2006, the Company issued 50,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $57,000. The Company recognized $8,444 of expense during the three months ended September 30, 2006.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 9. Common Stock and Warrants (continued)

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

In August 2006, the Company completed a private offering of 1,705,000 shares of common stock. The shares were sold for $0.80 per share for aggregate gross proceeds of $1,364,000. The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.80 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants had an exercise price of $0.80 per share, were exercisable until August 31, 2006, and expired at the end of the exercise period. All Class B warrants have an exercise price of $1.00 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. The Company granted registration rights covering all shares issued by the Company upon the exercise of the warrants.

In September 2006, the Company completed a private offering of 710,000 shares of common stock. The shares were sold for $0.50 per share for aggregate gross proceeds of $355,000. The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.50 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $0.50 per share, are exercisable until October 16, 2006, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. The Company paid finder fees consisting of 106,500 units identical to the units sold in the offering. The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

In September 2006, the Company completed a private offering of 200,000 shares of common stock. The shares were sold for $0.50 per share for aggregate gross proceeds of $100,000. The shares were sold in units consisting of two shares of common stock, two Class A warrants, two Class B warrants and two Class C warrants at a purchase price of $0.50 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $0.50 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. The Company paid finder fees consisting of 15,000 units identical to the units sold in the offering. The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 9. Common Stock and Warrants (continued)

In September 2006, the Company commenced a private offering of 510,000 shares of common stock. The shares were sold for $0.50 per share for aggregate gross proceeds of $255,000. The shares were sold in units consisting of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant at a purchase price of $0.50 per unit. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $0.50 per share, are exercisable until October 16, 2006, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.50 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. All Class C warrants have an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. All Class D warrants have an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. The Company paid finder fees consisting of 76,500 units identical to the units sold in the offering. The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

In September 2006, the Company commenced a private offering of Class A warrants to acquire 1,500,000 shares of its common stock and Class B warrants to acquire 1,500,000 shares of its common stock. The shares were sold for $100 per unit for aggregate gross proceeds of $300,000. The shares were sold in units consisting of 50,000 Class A warrants and 50,000 Class B warrants. Each warrant gives the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $0.60 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. The Company granted registration rights covering (i) all shares issued by the Company upon the exercise of the warrants in full by November 30, 2006, or (ii) 50% of the shares issued by the Company upon the exercise of the warrants if the warrants are not exercised in full by November 30, 2006.

During the nine months ended September 30, 2006, the Company received aggregate gross proceeds of $2,886,063 from the exercise of warrants held by certain of the Company’s security holders. The Company issued a total of 3,722,397 shares in connection therewith at exercise prices ranging from $0.60 to $2.00.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 10. Stock Options

Stock options exercisable into an aggregate of 7,645,000 shares of the Company’s common stock were outstanding on September 30, 2006, of which 3,745,000 were vested. The weighted average exercise price of the stock options outstanding on September 30, 2006 was $0.40. The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of 282%, a risk-free interest rate of 3.5 percent and a remaining contractual life of 8.51 years. No stock options were issued or exercised during the nine months ended September 30, 2006.

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

On March 29, 2006, the Company entered into an employment agreement with Alex Soufflas to continue serving as its Chief Financial Officer and Executive Vice President effective February 1, 2006. The employment agreement is for an initial term of three years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Soufflas is entitled to an annual base salary of $210,000 with annual increases on January 1st of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by the Company’s board of directors.

Back to Contents

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 11. Related-Party Transactions (continued)

On March 29, 2006, the Company entered into an employment agreement with David A. Taylor to continue serving as its Senior Vice President – National Sales effective February 1, 2006. The employment agreement is for an initial term of three years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Taylor is entitled to an annual base salary of $162,000 with annual increases on January 1st of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by the Company’s board of directors.

On April 1, 2006, the Company entered into a Termination and Mutual Release with Centerpointe Property, LLC. Under the agreement, the lease between the Company and Centerpointe with respect to the office space the Company was leasing in Sarasota, Florida was terminated effective April 1, 2006, the Company issued 10,000 shares of its common stock to Centerpointe in full payment of all rent and other expenses that were due and payable under the lease, and the Company and Centerpointe agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease. The Company did not incur any material early termination penalties in connection with the termination of the Lease. Ronald F. Westman and his wife own all of the outstanding membership interests in Centerpointe. Mr. Westman beneficially owns approximately 24% of the Company’s common stock and served as a member of the Company’s board of directors from June 29, 2005 to September 26, 2005.

Note 12. Initial Public Offering

On January 27, 2006, the Company’s registration statement on Form SB-2, File No. 333-126315, was declared effective by the Securities and Exchange Commission in connection with the initial public offering of 10,258,135 shares of common stock to be sold by certain selling security holders. The Company did not receive any proceeds from the offering.

Note 13. Subsequent Events

Between October 1, 2006 and November 12, 2006, the Company received aggregate gross proceeds of $121,100 from the exercise of warrants held by certain of the Company’s security holders.

Back to Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to fund future growth and implement our business strategy;
•	demand for and acceptance of our CARExpressTM membership programs;
•	our dependence on a limited number of preferred provider organizations (“PPOs”) and other provider networks for healthcare providers;
•	our dependence upon a limited number of marketing and distribution partners for substantially all of our revenue;
•	our ability to develop and expand the market for our CARExpress membership programs;
•	our ability to market our CARExpress membership programs;
•	growth and market acceptance of the health savings industry;
•	competition in the health savings industry and our markets;
•	our ability to attract and retain qualified personnel;
•	legislative or regulatory changes in the healthcare industry;
•	the condition of the securities and capital markets;
•	general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Post-Effective Amendment No. 1 to Form SB-2 (Registration No. 333-126315) filed with the Securities and Exchange Commission (“SEC”).

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to National Health Partners, Inc. (d/b/a “International Health Partners, Inc.”) and its subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Post-Effective Amendment No. 1 to Form SB-2 (Registration No. 333-126315) filed with the SEC. The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

Overview

We are a national healthcare savings organization that was formed by healthcare professionals to address the need for affordable healthcare nationwide. We create, market and sell discount healthcare membership programs to predominantly underserved markets in the healthcare industry through a national healthcare savings network called CARExpress (“CARExpressTM”). CARExpress is a network of hospitals, doctors, dentists, pharmacists and other healthcare providers comprised of over 1,000,000 medical professionals that have agreed to render their services and products to CARExpress members at discounted prices. CARExpress enables people to engage in point-of-service transactions directly with these providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds. Our programs offer savings on healthcare services to persons who are uninsured and underinsured and to those who purchase only high deductible or limited benefit medical insurance policies by providing access to the same PPOs that are utilized by employers that self-fund at least a portion of their employees’ healthcare costs. Our programs are also used to supplement benefit plans and fill in the gaps created by the need to reduce health benefits to keep the costs of health insurance reasonable. We sell our programs directly and indirectly through resellers that privately label or co-brand our programs and employers that offer our programs to their employees.

We are actively engaged in marketing our CARExpress membership programs to the public and our primary strategic objectives are to generate increased sales of our CARExpress membership programs and sustain and expand our position as a provider of unique healthcare membership service programs. The target market for our programs is comprised of individuals who have either limited health benefits or no health benefits. Our market share of this market is currently less than one percent and has been less than one percent since our inception. Since we are not currently large enough to pursue and support the entire market, we intend to continue to pursue specific opportunities that we identify in this market through our various marketing and distribution channels. Through product design, competitive membership pricing and a variety of marketing and distribution partners, we are pursuing opportunities in the healthcare market that insurance companies have not addressed.

Back to Contents

Recent Developments

We have experienced a substantial increase in our membership base and revenues over the past 12 months. As of September 30, 2006, we had approximately 9,300 CARExpress members, compared to approximately 1,200 members at September 30, 2005. We achieved revenues of $411,045 for the three-month period ended September 30, 2006, compared to revenues of $48,282 for the three-month period ended September 30, 2005. We have entered into agreements with several marketing and distribution partners and are currently engaging in test marketing campaigns with some of them. In addition, we are currently in negotiations with several other companies regarding the sale of our CARExpress membership programs.

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

In November 2006, we entered into a joint sales and marketing agreement with the Small Business Network of AmericaTM (“SBNOA”). The SBNOA is a national membership association of small businesses that uses its group buying power to negotiate discounts and rebates on behalf of its members. Under the agreement, we and the SBNOA will be targeting the 25.9 million small businesses in the U.S.

We are currently in the process of rolling out our first CARExpress “wrap-around” programs under Health Advantage One. We will initially offer two innovative programs under Health Advantage One – a Gold program and a Platinum program. The Gold program will consist of our CARExpress comprehensive discount health program as well as Accidental Death & Dismemberment (“AD&D”) insurance, Accident Medical Expense (“AME”) insurance, and Disability insurance. The Platinum program will be similar to the Gold program, but will contain additional amounts of AD&D, AME and Disability insurance. Each program will provide coverage for the member’s full family or, at the member’s option, coverage limited exclusively to the primary insured.

Members of Health Advantage One will be able to use the insurance component of Gold and Platinum programs to cover healthcare costs up to the amount of the coverage limit, and then use CARExpress to obtain discounts on healthcare costs not covered by the insurance component. We intend to expand the programs available under Health Advantage One to include limited liability, or Mini-Med, insurance programs and programs designed to complement Health Savings Accounts (“HSAs”).

We intend to market and sell our Health Advantage One programs directly through National Health Brokerage Group, Inc., our wholly-owned subsidiary, and indirectly through insurance companies and independent third parties, such as the SBNOA.

Back to Contents

Operational Metrics

Our revenues consist almost exclusively of recurring monthly membership fees that we receive from members of our CARExpress membership programs. To generate revenue, we engage in marketing campaigns offering money-back guarantees and free-trial periods as an incentive for prospective members to try our CARExpress membership programs. Upon becoming paying members, the members pay us membership fees each month for the duration of their membership. The average membership fee per member per month that we receive is approximately $35. Approximately 95% of the CARExpress membership programs that we have sold to our current members consist of our Comprehensive Care Program which is sold at a monthly retail price of $39.95. The remaining CARExpress membership programs that we have sold to our current members consist of a mix of our less expensive programs.

We receive each member’s initial monthly payment and billing information at the beginning of the first monthly membership period. Monthly payments for subsequent periods are received at the beginning of the applicable period. For those memberships sold in connection with our 12-day free-trial period, we receive the member’s billing information at the beginning of the free-trial period. After the 12-day free-trial period is complete, the member is charged for the next monthly membership period unless the member cancels the membership prior to the expiration of the free-trial period. Monthly membership payments are recognized as revenue evenly over the applicable monthly membership period. As a result, there is a delay of four weeks between the date we receive a monthly membership fee and the date we recognize the entire monthly membership fee as revenue. Since first offering our 12-day free-trial periods in July 2005, we have successfully converted approximately 80% of our free-trial members to paying members.

A key metric for evaluating our success is our member retention rates. Member retention rates represent the percentage of new members that we acquire that we are able to retain for a specified period of time. Since we incur a large portion of our costs up front and receive recurring membership fees throughout the term of the membership, the longer we are able to retain the members we acquire, the greater the income potential of the CARExpress membership programs that we sell. We believe that the key to obtaining a high member retention rate is to target our marketing campaigns towards those individuals and organizations that are most in need of our programs, most capable of paying for our programs, and most loyal to us and our programs. Member retention rates can be influenced by a variety of factors, including:

•	the type of CARExpress membership programs being sold;
•	the marketing campaign being used to sell our CARExpress membership programs;
•	the financial condition and loyalty of our members;
•	the distribution channel selling our CARExpress membership programs; and
•	the type and amount of compensation being paid to our marketing and distribution partners to sell our CARExpress membership programs.

We have obtained valuable information regarding member demographics through the test marketing campaigns that we have conducted over the last 12 months and are focusing our marketing and advertising campaigns on members and member groups that we have identified as being most suitable for our CARExpress membership programs. As a result, we expect our retention rates to improve over the next 12 months as we pursue these opportunities through our various marketing and distribution channels.

Back to Contents

Outlook

Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs. We implemented several strategic growth initiatives during 2006 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies. We have also initiated several measures in anticipation of our future growth, including hiring additional customer service staff and transitioning our current customer service staff from one shift to two shifts to ensure adequate coverage for our members. We expect to generate future revenues and members primarily through our relationship with Trident Marketing and the SBNOA and through sales of our CARExpress “wrap-around” programs, as well as new strategic collaborations and joint ventures that we are in the process of negotiating. We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and proceeds from the exercise of outstanding warrants. We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and more quickly realize recurring monthly membership fees.

As a result of our relationships with Trident Marketing and the SBNOA, and the rollout of our CARExpress “wrap-around” programs, we expect the number of CARExpress members generated each month to increase for the foreseeable future. We also expect to generate additional members over the next 12 months through new strategic collaborations and joint ventures that we are in the process of negotiating. We expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our test marketing campaigns at prospective members and member groups that are most suitable for our CARExpress membership programs. As a result, we expect our net losses from operations to decrease during the next six months and expect to begin generating positive cash flows from operations during the next three months as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.

We can provide no assurance that our membership base will increase as projected, that we will successfully enter into new agreements for the sale of our CARExpress membership programs or that we will generate new members and revenues under our current and new agreements. In addition, we can provide no assurance that our member retention rates will improve over the next 12 months or that our net losses from operations will decrease or that we will begin generating positive cash flows from operations during future periods.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

Back to Contents

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

We sell discount healthcare membership cards in return for monthly membership fees. We recognize these membership fees as revenues when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. At the beginning of each membership period, the membership fee is charged to the member’s credit card, resulting in deferred revenue. We then recognize the membership fees as revenue as the services are rendered. Shipping and handling fees that we receive for the shipment of membership packages to new members are included in our membership fees and recorded as deferred revenue. These fees are then recognized as revenue on a straight-line basis over the longer of the initial contractual term or the expected period during which the services will be performed if the relationship with the member is expected to extend beyond the initial contractual term and the member continues to benefit from the payment of the fees.

Stock-Based Compensation

We account for employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. Under this method, compensation cost recognized for the three- and nine-month periods ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. A summary of SFAS No. 123R is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements.”

Prior to January 1, 2006, we accounted for our employee stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when the exercise price of stock-based compensation granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of stock-based compensation granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Since all of our currently issued employee stock-based compensation had been issued prior to January 1, 2006 at an exercise price equal to or greater than the market price of our common stock on the date of grant, we did not previously recognize any expense as a result of the issuances.

Back to Contents

We account for non-employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). SFAS 123 and EITF 96-18 require that we account for our stock-based compensation grants to non-employees based on the fair value of the stock-based compensation on the date of grant.

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

For a more complete discussion of our accounting policies and procedures, see our Notes to Consolidated Financial Statements beginning on page 4 of this report.

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS 123R to replace Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and which supersedes APB 25. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that entities account for share-based payments using the fair value based method rather than the intrinsic value method of accounting in APB 25 and that entities disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee stock options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. SFAS 123R also requires an entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award be remeasured at each reporting date through the settlement date. SFAS No. 123R became effective for small business issuers as of the beginning of the first interim or annual reporting period that began after December 15, 2005. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The adoption of SFAS 123R is expected to continue to have an adverse impact on our results of operations in future periods.

Back to Contents

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides guidance on the implementation of SFAS 123R. In particular, it provides guidance related to valuation methods, accounting for income tax effects of share-based payments, modifications of employee stock options prior to the adoption of SFAS 123R, classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123R in an interim period, and other disclosures subject to the adoption of SFAS 123R. We apply the principles of SAB 107 in conjunction with SFAS 123R.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion 28” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

Comparison of the Three-Month Periods Ended September 30, 2006 and September 30, 2005

Revenues

Revenues consist of the monthly membership fees that we receive from members of our CARExpress membership programs and commissions that we receive from the sale of CARExpress membership programs sold in combination with third-party insurance products. To date, revenues have consisted almost exclusively of the monthly membership fees we receive from members of our CARExpress membership programs. Revenues increased $362,763 to $411,045 for the three-month period ended September 30, 2006 from $48,282 for the corresponding period in 2005. The increase of $362,763 resulted from increased sales of our CARExpress membership programs to new members. Approximately 95% of the revenues that we generated during the three-month period ended September 30, 2006 was derived from sales of our CARExpress membership programs to first-time members, compared to approximately 20% during the corresponding period in 2005. The remainder of the revenues that we generated during these periods was derived from existing members. We expect revenues to increase substantially over the next 12 months as Trident continues to devote additional resources to sales of our programs, as Irwin Naturals begins up-selling our programs to its customers, as we continue to engage in our Hispanic advertising campaign and our CARExpress Visa/MasterCard program, and as we implement our CARExpress “wrap-around” program and enter into new strategic collaborations and joint ventures that we are currently in the process of negotiating.

Back to Contents

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks. Direct costs increased $440,768 to $567,159 for the three-month period ended September 30, 2006, from $126,391 for the corresponding period in 2005. The increase of $440,768 was due primarily to an increase of $440,215 for sales commissions and $54,598 for PPO and provider network costs. We expect cost of sales to increase over the next 12 months as increased sales of our CARExpress membership programs result in higher overall sales commission expenses and PPO and provider networks costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our CARExpress membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us. Selling and marketing expenses increased $1,509,095 to $1,563,139 for the three-month period ended September 30, 2006, from $54,044 for the corresponding period in 2005. The increase of $1,509,095 was due primarily to an increase of $1,457,355 for our Hispanic advertising campaign and other marketing campaigns and activities and $43,139 for sales salaries and equity compensation. We expect selling and marketing expenses to increase during the remainder of 2006 as we continue to engage in our Hispanic advertising campaign and other marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees, rent expense, and other general and administrative expenses.

Employee Compensation Expense. Employee compensation expense consists of all salaries and related compensation that we pay to our employees and the payroll taxes associated therewith that are not associated with our selling and marketing activities. Employee compensation expense increased $172,751 to $403,962 for the three-month period ended September 30, 2006, from $231,211 for the corresponding period in 2005. The increase of $172,751 was due to an increase of $117,492 of stock option expense resulting from our adoption of SFAS 123R on January 1, 2006, an increase of $19,841 in salary and payroll tax expense associated primarily with our addition of two executive officers during the third quarter of 2005, and an increase of $35,418 in expense associated with restricted stock awards granted to our executive officers in 2006. We intend to retain additional executive management personnel and other employees in connection with the anticipated growth of our business. As a result, we expect employee compensation expense to increase over the next 12 months.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals. Professional fees decreased $745,253 to $240,078 for the three-month period ended September 30, 2006 from $985,331 for the corresponding period in 2005. The decrease of $745,253 was due primarily to a decrease of $762,267 in cash and equity-based compensation paid to services providers and consultants for various services, partially offset by increases in other professional fees. We expect professional fees to increase over the next 12 months as we recognize additional expense associated with the equity-based compensation that we have paid to service providers and consultants, incur additional accounting and legal fees associated with our business operations, and incur additional costs associated with the negotiation and execution of agreements with additional marketing and distribution partners.

Back to Contents

Rent Expense. Rent expense consists of the rent that we pay under the lease for our office facilities that is not associated with our selling and marketing activities. Rent expense decreased $16,410 to $51,463 for the three-month period ended September 30, 2006 from $67,873 for the corresponding period in 2005. The decrease of $16,410 resulted primarily from the termination of the lease for our facility in Sarasota, Florida, partially offset by the annual increases in our lease payments for our facility in Horsham, Pennsylvania. We expect rent expense to increase over the next 12 months due to the annual increases in rent that we pay under the lease for our facility in Horsham, Pennsylvania.

Other General and Administrative Expenses. Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, costs for temporary customer service representatives, health insurance costs, financial printer costs, transfer agent costs, general business expenses, severance expense and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities. Other general and administrative expenses increased $47,849 to $75,569 for the three-month period ended September 30, 2006 from $27,720 for the corresponding period in 2005. The increase of $47,849 resulted primarily from an increase of $41,000 in bank service charges associated with new member transactions and $35,667 for supplies, partially offset by a decrease of $7,300 for travel and entertainment. We expect other general and administrative expenses to increase over the next 12 months as we incur additional expenses for financial printer costs, transfer agent fees, health insurance costs, travel and entertainment, temporary customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general growth in our business.

Net Loss

Our net loss increased $1,043,696 to $2,490,324 for the three-month period ended September 30, 2006, from $1,446,628 for the corresponding period in 2005. The increase of $1,043,696 was primarily the result of increases of $440,168 of direct costs incurred in connection with the sale of our membership programs, $1,509,095 for our Hispanic advertising campaign and other marketing campaigns and activities, $172,751 in employee compensation expense (of which $117,492 consisted of non-cash stock option expense associated with our adoption of SFAS No. 123R on January 1, 2006), partially offset by an increase of $362,763 in revenues and a decrease of $762,267 in cash and equity-based compensation paid to services providers and consultants for various services. We expect our net losses from operations to decrease during the next six months and expect to begin generating positive cash flows from operations during the next three months as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.

Back to Contents

Comparison of the Nine-Month Periods Ended September 30, 2006 and September 30, 2005

Revenues

Revenues increased $968,815 to $1,052,473 for the nine-month period ended September 30, 2006 from $83,658 for the corresponding period in 2005. The increase of $968,815 resulted from increased sales of our CARExpress membership programs to new members. Approximately 95% of the revenues that we generated during the nine-month period ended September 30, 2006 was derived from sales of our CARExpress membership programs to first-time members, compared to approximately 80% during the corresponding period in 2005. The remainder of the revenues that we generated during these periods was derived from existing members.

Direct Costs

Direct costs increased $650,687 to $969,018 for the nine-month period ended September 30, 2006, from $318,331 for the corresponding period in 2005. The increase of $650,687 was due to an increase of $715,854 for sales commissions and $114,235 for PPO and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $2,327,431 to $2,506,833 for the nine-month period ended September 30, 2006, from $179,402 for the corresponding period in 2005. The increase of $2,327,431 was due primarily to an increase of $2,012,030 for our Hispanic advertising campaign and other marketing campaigns and activities and $137,764 for sales salaries and equity compensation.

General and Administrative Expenses

Employee Compensation Expense. Employee compensation expense increased $965,462 to $1,540,369 for the nine-month period ended September 30, 2006, from $574,907 for the corresponding period in 2005. The increase of $1,540,369 was due to primarily to an increase of $727,873 of stock option expense resulting from our adoption of SFAS 123R on January 1, 2006, an increase of $158,521 in salary and payroll tax expense associated primarily with our addition of two executive officers during the third quarter of 2005, and an increase of $71,995 in expense associated with restricted stock awards granted to our executive officers in 2006.

Professional Fees. Professional fees decreased $1,084,216 to $549,127 for the nine-month period ended September 30, 2006 from $1,633,343 for the corresponding period in 2005. The decrease of $1,084,216 was due primarily to a decrease of $1,057,599 in cash and equity-based compensation paid to services providers and consultants for various services and a decrease of $115,821 in legal fees due to a reduction in the amount of legal work outsourced to third parties, partially offset by increases in other professional fees.

Back to Contents

Rent Expense. Rent expense decreased $267 to $127,367 for the nine-month period ended September 30, 2006 from $127,634 for the corresponding period in 2005. The decrease of $267 resulted primarily from the termination of the lease for our facility in Sarasota, Florida, offset by the annual increases in our lease payments for our facility in Horsham, Pennsylvania.

Other General and Administrative Expenses. Other general and administrative expenses increased $336,579 to $449,399 for the nine-month period ended September 30, 2006 from $111,820 for the corresponding period in 2005. The increase of $336,579 resulted primarily from an increase of $95,777 in bank service charges associated with new member transactions, an increase of $59,571 for financial printer costs associated with the preparation of our filings with the SEC, an increase of $66,230 for supplies and an increase of $158,187 for temporary call center representatives, partially offset by decreases in other general and administrative expenses.

Gain on the Extinguishment of Debt

Gain on the extinguishment of debt consists of the gain that we recognized in connection with our termination of the lease for our office space in Sarasota, Florida upon the issuance of common stock to Centerpointe Property, LLC on April 1, 2006 in full payment of all rent and other expenses that were due and payable under the lease and a mutual release from any and all claims arising out of the lease. We recognized a gain on the extinguishment of debt of $35,932 during the nine months ended September 30, 2006 in connection with the issuance of these shares. We did not recognize any such gain during the nine-month period ended September 30, 2005.

Common Stock Issued for Releases

Common stock issued for releases consists of the cost of the shares of common stock issued to previous investors in consideration for an amendment to their securities purchase agreements and a release from certain potential claims thereunder. We incurred expenses for common stock issued for releases of $295,100 for the nine-month period ended September 30, 2005. We did not incur any such expenses for the nine-month period ended September 30, 2006. The expenses for common stock issued for releases in 2005 resulted from our issuance of 737,750 shares of our common stock to previous investors in exchange for their execution of an amendment to their securities purchase agreements for the securities that they purchased from us in the private offerings that we completed in August 2004 and September 2004 and a release from any potential claims thereunder. We do not expect to incur any additional expenses for common stock issued for releases in the foreseeable future.

Net Loss

Our net loss increased $1,829,757 to $5,008,847 for the nine-month period ended September 30, 2006, from $3,179,090 for the corresponding period in 2005. The increase of $1,829,757 was primarily the result of increases of $650,687 in direct costs incurred in connection with the sale of our membership programs, $2,012,030 for our Hispanic advertising campaign and other marketing campaigns and activities, $1,540,369 in employee compensation expense (of which $727,873 consisted of non-cash stock option expense associated with our adoption of SFAS No. 123R on January 1, 2006) and $336,579 in other general and administrative expenses, partially offset by an increase of $968,815 in revenues, a decrease in professional fees of $1,084,216 and a decrease in non-cash expense for common stock issued for releases of $295,100.

Back to Contents

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of September 30, 2006, we had cash and cash equivalents of approximately $1,322,037 and working capital of $1,643,001.

Net cash used by operating activities was $3,692,598 for the nine-month period ended September 30, 2006 compared to $1,496,845 for the corresponding period in 2005. The $2,195,753 increase in cash used by operating activities was due primarily to an increase in net loss of $1,829,757, a decrease in other non-cash compensation expense of $936,172 resulting from the recognition of the fair value of stock-based compensation to employees, service providers and consultants, and a decrease in non-cash expense associated with the issuance of common stock for releases of $295,100, partially offset by an increase in non-cash stock option expense of $727,743 resulting from our adoption of SFAS No. 123R on January 1, 2006, an increase in accounts payable and accrued expenses of $166,724, and an increase in deferred revenue of $70,175.

Net cash used by investing activities was $17,295 for the nine-month period ended September 30, 2006 compared to net cash provided by investing activities of $229,876 for the corresponding period in 2005. The $247,171 difference in cash flows from investing activities was due to a decrease of $324,205 in proceeds from the sale of marketable securities, a decrease of $35,000 in certificates of deposit acquired in 2005 and disposed of in 2006, and an increase of $18,683 in property and equipment, partially offset by a decrease of $25,000 in notes receivable.

Net cash provided by financing activities was $4,922,123 for the nine-month period ended September 30, 2006 compared to $1,255,771 for the corresponding period in 2005. The $3,666,352 increase in cash provided by financing activities was due to an increase of $905,616 in proceeds from the sale of common stock and $2,886,063 in proceeds received upon the exercise of outstanding warrants, partially offset by an increase of $125,327 in the payment of notes payable.

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

In May 2006, we completed a private offering of 211,934 shares of common stock, Class A warrants to acquire 105,967 shares of our common stock, and Class B warrants to acquire 105,967 shares of our common stock for aggregate cash consideration of $127,160. These securities were sold in units comprised of two shares of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $1.20 per unit. The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $0.60 per share, are exercisable for a period of 18 months commencing on the date of issuance, and expire at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable for a period of 36 months commencing on the date of issuance, and expire at the end of the exercise period.

Back to Contents

In August 2006, we completed a private offering of 1,705,000 shares of common stock, Class A warrants to acquire 1,705,000 shares of our common stock, and Class B warrants to acquire 1,705,000 shares of our common stock for aggregate cash consideration of $1,364,000. These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $0.80 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.80 per share until August 31, 2006, and expired at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $1.00 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period.

In September 2006, we completed a private offering of 710,000 shares of common stock, Class A warrants to acquire 710,000 shares of our common stock, and Class B warrants to acquire 710,000 shares of our common stock for aggregate cash consideration of $355,000. These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $0.50 per unit. The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.50 per share until October 16, 2006, and expired at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period.

In October 2006, we completed a private offering of 510,000 shares of common stock, Class A warrants to acquire 510,000 shares of our common stock, Class B warrants to acquire 510,000 shares of our common stock, Class C warrants to acquire 510,000 shares of our common stock, and Class D warrants to acquire 510,000 shares of our common stock for aggregate cash consideration of $255,000. These securities were sold in units comprised of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant. The units were sold at a purchase price of $0.50 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until November 30, 2006 and expire at the end of the exercise period. The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. The Class D warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period.

Back to Contents

During the period beginning January 1, 2006 and ending November 12, 2006, we issued 4,250,897 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.50 and $2.00 per share for aggregate gross cash proceeds of $3,007,163

To date, our capital needs have been met principally through the sales of our equity and debt securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we incurred during these years. These costs and expenses were comprised of operating expenses, which consisted of the salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenues.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Controls and Procedures.

As of September 30, 2006, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2006, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In August 2006, we completed a private offering of 1,705,000 shares of common stock, Class A warrants to acquire 1,705,000 shares of our common stock, and Class B warrants to acquire 1,705,000 shares of our common stock for aggregate cash consideration of $1,364,000. These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $0.80 per unit. The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.80 per share, were exercisable until August 31, 2006, and expired at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $1.00 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. We paid placement agent fees consisting of 248,000 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register all shares of common stock issued by us upon the exercise of the warrants. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

In September 2006, we completed a private offering of 710,000 shares of common stock, Class A warrants to acquire 710,000 shares of our common stock, and Class B warrants to acquire 710,000 shares of our common stock for aggregate cash consideration of $355,000. These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $0.50 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. We paid finder fees consisting of 106,500 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register all shares of common stock issued in this offering and all shares of common stock issued by us upon the exercise of the warrants by November 30, 2006. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

Back to Contents

On September 20, 2006, we issued 200,000 shares of common stock, Class A warrants to acquire 200,000 shares of our common stock, Class B warrants to acquire 200,000 shares of our common stock, and Class C warrants to acquire 200,000 shares of our common stock to an accredited investor for aggregate cash consideration of $100,000. These securities were sold in units comprised of two shares of common stock, two Class A warrants, two Class B warrants and two Class C warrants. The units were sold at a purchase price of $1.00 per unit. The Class A warrants are initially exercisable into one share of our common Stock at an exercise price of $0.50 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. We paid finder fees consisting of 15,000 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register all shares of common stock issued in this offering and all shares of common stock issued by us upon the exercise of the warrants by November 30, 2006. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

Subsequent to the end of the quarter, we sold the following securities without registration under the Securities Act:

In October 2006, we completed a private offering of 510,000 shares of common stock, Class A warrants to acquire 510,000 shares of our common stock, Class B warrants to acquire 510,000 shares of our common stock, Class C warrants to acquire 510,000 shares of our common stock, and Class D warrants to acquire 510,000 shares of our common stock for aggregate cash consideration of $255,000. These securities were sold in units comprised of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant. The units were sold at a purchase price of $0.50 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until November 30, 2006 and expire at the end of the exercise period. The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. The Class D warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. We paid finder fees consisting of 76,500 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register all shares of common stock issued in this offering and all shares of common stock issued by us upon the exercise of the warrants by November 30, 2006. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

Back to Contents

In October 2006, we completed a private offering of Class A warrants to acquire 1,500,000 shares of our common stock and Class B warrants to acquire 1,500,000 shares of our common stock for aggregate cash consideration of $3,000. These securities were sold in units comprised of 50,000 Class A warrants and 50,000 Class B warrants. The units were sold at a purchase price of $100 per unit. The Class A warrants are initially exercisable into one share of our common Stock at an exercise price of $0.60 per share, are exercisable until November 30, 2006, and expire at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. We paid finder fees consisting of 1.5 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register: (i) all shares of common stock issued by us upon the exercise of the warrants if the holder exercises all of its warrants in full by November 30, 2006, or (ii) 50% of the shares of common stock issued by us upon the exercise of the warrants if the holder does not exercise all of its warrants in full by November 30, 2006. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.
Date: November 14, 2006	/s/ David M. Daniels

David M. Daniels Chief Executive Officer

Back to Contents

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended