Form 10KSB
period 2006-12-31
National Health Partners Inc
filed 2007-03-23
CIK 1306109

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended: December 31, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to __________.

                        Commission File Number: 000-51731

                         NATIONAL HEALTH PARTNERS, INC.
                 (Name of Small Business Issuer in Its Charter)

             Indiana                                    04-3786176
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

   120 Gibraltar Road, Suite 107
             Horsham, PA                                   19044
(Address of Principal Executive Offices)                 (Zip Code)

                                 (215) 682-7114
                (Issuer's Telephone Number, Including Area Code)

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

                     Common Stock, $.001 par value per share
                                (Title of Class)

          Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

          The issuer's revenue for its most recent fiscal year were: $1,870,612.

          The aggregate market value of the voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold on March 20, 2007, was $20,545,528.

          As of March 20, 2007, 32,659,106 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

          Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.   Description of Business                                              2

Item 2.   Description of Property                                             37

Item 3.   Legal Proceedings                                                   37

Item 4.   Submission of Matters to a Vote of Security Holders                 37

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities             38

Item 6.   Management's Discussion and Analysis                                42

Item 7.   Financial Statements                                                55

Item 8.   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         55

Item 8A.  Controls and Procedures                                             55

Item 8B.  Other Information                                                   55

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance With Section 16(a)
             of the Exchange Act                                              56

Item 10.  Executive Compensation                                              59

Item 11.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       64

Item 12.  Certain Relationships and Related Transactions, and
             Director Independence                                            67

Item 13.  Exhibits                                                            68

Item 14.  Principal Accountant Fees and Services                              74

Index to Financial Statements                                                F-1

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenue and costs, and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

          These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

     -    our ability to fund future growth and implement our business strategy;

     -    demand for and acceptance of our CARExpress membership programs;

     - our dependence on a limited number of preferred provider organizations ("PPOs") and other provider networks for healthcare providers;

     - our dependence upon a limited number of marketing and distribution partners for substantially all of our revenue;

     - our ability to develop and expand the market for our CARExpress membership programs;

     -    our ability to market our CARExpress membership programs;

     -    growth and market acceptance of the health savings industry;

     -    competition in the health savings industry and our markets;

     -    our ability to attract and retain qualified personnel;

     -    legislative or regulatory changes in the healthcare industry;

     -    the condition of the securities and capital markets;

     - general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth under "ITEM 1. DESCRIPTION OF BUSINESS - RISKS AND UNCERTAINTIES" and "ITEM. 6 MANAGEMENT'S DISCUSSION AND ANALYSIS" in this report.

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

          Our programs offer savings on healthcare services to persons who are uninsured, underinsured, or who have elected to purchase only high deductible or limited benefit medical insurance policies by providing access to the same PPOs that are utilized by employers that self-fund at least a portion of their employees' healthcare costs. Our programs are also used to supplement benefit plans and fill in the gaps created by the need to reduce health benefits to keep the costs of health insurance reasonable. We sell our programs directly and indirectly through resellers that privately label or co-brand our programs and through employers that offer our programs as part of their employee benefits.

BACKGROUND

          We entered the health savings industry in 2001 to address the need for affordable healthcare nationwide. From 2001 to 2004, we engaged in limited operations due to our lack of available capital. During that time, our employees performed relatively limited duties and our operations were focused almost exclusively on building CARExpress. In early 2004, we took a number of steps to increase our business and generate revenue, including hiring our current Chief Executive Officer, raising capital through private placements of our equity securities, and marketing our CARExpress membership programs to the public directly through mail, print ad, television and internet campaigns, and indirectly through marketing representatives, brokers and agents, retail chains and outlets, small businesses and trade associations, and unions and associations. We also moved into a larger facility that provides us with 17 offices, a fully equipped state-of-the-art computer and telecommunications room, and the capacity to expand our customer service base to approximately 80 customer service representatives.

          From late 2004 through 2006, we began to more actively pursue opportunities to sell our CARExpress membership programs. During 2005, we engaged in our first test marketing campaign during the second quarter of 2005 and entered into agreements with several consultants and advisors for the marketing and promotion of our business and CARExpress membership programs, advice with respect to our marketing strategies, product development and business development, and assistance regarding the identification and evaluation of opportunities for us to engage in joint ventures, strategic partnerships and alliances with companies offering complementary products and services. During 2006, we continued to enter into agreements with several marketing and distribution partners to market and sell our CARExpress membership programs and began to pursue the development of our CARExpress "wrap-around" programs which combine our CARExpress membership programs with complementary third-party insurance programs.

          Our strategy is to sustain and expand our position as a provider of unique healthcare membership programs. We are currently actively engaged in marketing our CARExpress membership programs to the public and are focused on generating increased sales of our CARExpress membership programs. The target market for our programs is comprised of individuals who have either limited health benefits or no health benefits. We intend to continue to pursue specific opportunities that we may identify in this target market through our various marketing and distribution channels. Through product design, competitive membership pricing and a variety of marketing and distribution partners, we intend to pursue opportunities in the healthcare market that insurance companies have not addressed.

HEALTHCARE INDUSTRY

          The U.S. Department of Commerce estimates that 15.9% of all Americans, or 46.6 million individuals, were without health insurance coverage in 2005, up from 15.6%, or 45.3 million individuals, in 2004, an increase of 1.3 million people. According to the National Coalition on Healthcare, the primary reason for this increase is that rapidly rising health insurance premiums have caused many employers to reduce or discontinue health insurance coverage. Several factors have contributed to the increase in the cost of healthcare, including the following:

          OVER UTILIZATION OF THE HEALTHCARE SYSTEM. American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and health maintenance organizations ("HMOs") are structured to encourage usage. Small co-payments, generally from $10 or $15 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves as having to pay the full cost of the medical products and services received.

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

          ESCALATING TENSIONS BETWEEN MEDICAL PROVIDERS AND PAYORS. Tensions between medical providers and payors are escalating. The medical decision is often no longer in the hands of the doctor and the patient. Rather, administrators at HMOs and insurance companies determine the procedures to be performed through their coverage policies. In addition, doctors and hospitals, having experienced decreases in their income and profits, and are demanding higher compensation, particularly from HMOs.

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

          We believe market demand is significant for any product that can accomplish one or more of the following:

     - provide a low-cost alternative to health insurance for the 90-plus million Americans who have either no insurance or only catastrophic insurance coverage;

     - provide small businesses that do not provide health benefits to employees with an affordable way to provide benefits to their employees;

     - reduce the cost of claims and re-insurance premiums for large corporations, unions and insurance companies;

     - provide quality care at a price that is both affordable to consumers and that will pay providers a reasonable fee for their services; and

     - provide supplemental benefits, such as dental, vision, elective surgery, chiropractic and alternative care, that are not covered by insurance plans.

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

OUR CAREXPRESS MEMBERSHIP PROGRAMS

          We design our CARExpress membership programs for uninsured and underinsured individuals. Our membership programs encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic services, alternative care, 24-hour nurseline, medical supplies and equipment, and long-term care facilities, which include skilled nursing facilities, assisted living facilities, respite care and home health care. We offer our programs through a national healthcare savings network called "CARExpress." We provide CARExpress members with access to healthcare providers affiliated with PPOs such as CareMark, Aetna, Optum, Integrated Health, Three Rivers and HealthFi through which our members can utilize the products and services of over 1,000,000 healthcare providers in the United States. Our CARExpress membership programs enable people across the country to obtain just about any type of healthcare wherever it is available, whether the person needs a comprehensive healthcare package or simply needs supplemental healthcare benefits, such as dental or vision care or prescriptions.

          We sell our CARExpress membership programs directly and indirectly through marketing companies, brokers, agents and other third parties. Our CARExpress membership programs typically range in price from $9.95 to $39.95 per month, depending upon the program selected. We also offer features to encourage potential members to try out our CARExpress membership programs, including refund guarantees and "trial" periods of free or discounted membership. Healthcare products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of our customers. The discounted prices paid by our members are typically 10% to 50% lower than our providers' usual and customary fees. Our CARExpress membership programs require members to pay the provider at the time of service, thereby eliminating the need to file any insurance claims. These discounts are designed to save the individual substantially more than the cost of the program itself.

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

          We believe that millions of Americans can benefit in some manner from joining CARExpress, whether they have health insurance or not. We believe that our CARExpress membership programs are most attractive to the following people and organizations:

     - people without insurance coverage, including self-employed individuals and part-time or temporary employees;

     -    people with gaps in their insurance coverage;

     - people who have been turned down for insurance coverage due to a pre-existing condition clause;

     - people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons;

     - people who have reached the yearly and/or lifetime benefit limits of their insurance policy;

     - people who choose alternative healthcare solutions that are often not covered by HMOs, PPOs, or other insurance, or who seek providers not covered by their present health plans;

     - small business owners who want to provide their employees with a low-cost healthcare program;

     - employees whose employers have terminated or curtailed employee health benefits;

     - people who may be underinsured because of restrictions or provisions in their managed care plans, such as limited coverage, high deductibles or co-insurance limits;

     - small businesses, chambers of commerce, employers of temporary or part-time personnel and other businesses seeking affordable health benefits for their employees in order to promote employee loyalty and differentiate their companies in the marketplace; and

     - unions, associations, trade groups and other organizations seeking to increase membership and promote member/customer loyalty by providing or offering a discount health benefit.

HOW CAREXPRESS WORKS

          People gain access to our network of healthcare providers by paying us monthly membership fees. Most members pay for our programs on a monthly basis, either through automatic bank drafts or credit cards. People who do not wish to use either of these payment methods are required to pay annually at the time of enrollment. Groups of 20 or more can also choose to be billed on a monthly basis. Members may cancel their membership at any time. We also offer a 30-day money-back guarantee so that if a member is not completely satisfied with the program the purchased, the member may cancel their membership and receive a refund of the membership fees paid.

          Upon enrollment, new members receive a membership kit that includes their CARExpress membership card(s) along with instructions on how to use the programs purchased and how to access providers in their area. Except with respect to hospitals, members select a participating provider, make an appointment with the provider, present their CARExpress membership card to the provider at the time of service and receive their discount at the time of service. The provider may verify an individual's membership status by calling a phone number imprinted on the CARExpress membership card or reviewing electronic files that we have submitted to the provider. There are no claim forms or bills to be processed.

          With regard to hospitals, we utilize the services of a hospital savings company to negotiate discounts with the providers and arrange financing with the members for the payment of the hospital services. Members may use any accredited hospital in the United States. Members make no payments to the hospital at the time services are rendered. Instead, they simply present their CARExpress membership card to the provider at the hospital at the time of service. The members contact the hospital savings company prior to or after their hospital stay and the hospital savings company negotiates a discounted rate for the hospital services. The hospital savings company then pays the bill in full for the member and arranges financing with the member directly.

BENEFITS OF USING CAREXPRESS

          Our CARExpress membership programs provide benefits to our members, unions, associations and businesses, and healthcare providers and provider networks.

          BENEFITS TO MEMBERS. Our CARExpress membership programs provide benefits to our members because our programs provide them with access to a variety of healthcare products and services at discounted prices. Membership in our CARExpress membership programs is unrestricted and provides benefits to individuals who, because of their medical history, age or occupation, are unable to obtain health insurance. Our CARExpress membership programs cover each person in the member's immediate family and can be used as often as they wish. In addition, unlike many insurance or managed care programs, members have no paperwork or claims to prepare and no waiting periods.

          BENEFITS TO UNIONS, ASSOCIATIONS AND BUSINESSES. Our CARExpress membership programs provide benefits to unions, associations, businesses and other organizations with large numbers of members or employees because our programs can assist these organizations in their efforts to attract and retain members and employees by enabling them to offer a more complete healthcare benefits package. Similarly, as competition among HMOs for participants intensifies, we believe that our CARExpress membership programs will enable HMOs to offer a more complete array of potential healthcare benefits. Due to the relatively low cost of our CARExpress membership programs, these organizations may offer our programs to part-time employees who often are not eligible for healthcare benefits offered to full-time employees. Moreover, because our CARExpress membership programs are discount health programs and not insurance products, these organizations can offer discounts to their members or employees without bearing any economic risk in excess of the annual cost of the program.

          BENEFITS TO HEALTHCARE PROVIDERS AND PROVIDER NETWORKS. Our CARExpress membership programs provide benefits to physicians, hospitals and other healthcare providers because our programs help healthcare providers and provider networks increase their customer base. While members will pay fees and charges that are less than those paid by non-members, the incremental business from members offers an additional source of revenue to the providers, with little or no increase in their overhead costs. In addition, healthcare providers are paid at the time of service, reducing the billing procedures and cost associated with insurance and allowing the provider to immediately collect payment. We believe that our CARExpress membership programs are also attractive to provider networks because they increase the likelihood that healthcare providers will affiliate with the provider networks so as to gain access to a greater number of potential customers and patients.

STRATEGY

          Our strategy is to sustain and expand our position as a provider of unique healthcare membership programs. We intend to focus predominantly in underserved markets where individuals either have limited or no healthcare benefits. We have developed discount healthcare membership programs that give individuals access to healthcare providers at reduced fees that offer value and savings to people throughout the country. Through product design, competitive membership pricing and strong distribution channel partners, we plan to fill a significant void in the healthcare market that insurance companies have not addressed.

          Key elements of our strategy are as follows:

          DEVELOP UNIQUE HEALTHCARE PROGRAMS FOR BROAD MARKETS. Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups. We continually research our markets to keep abreast of trends in the demand for consumer-paid healthcare. We intend to further develop and expand our marketing capabilities by increasing the content currently available on our CARExpress Web site, developing programs to offer our CARExpress membership programs directly to affinity groups, such as unions, small businesses, trade associations and charitable organizations, and expanding our in-house marketing staff. We intend to enhance our CARExpress membership programs by combining them with insurance products and programs complimentary to health savings accounts (HSAs).

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

          LEVERAGE ADDITIONAL PPOS AND PROVIDER NETWORKS. We intend to negotiate agreements with additional PPOs and other provider networks. While we currently have contractual relationships with several PPOs, we need to continuously assess the capabilities of our PPOs and work towards making alternative healthcare solutions available to our members. We believe that our large provider base enhances our CARExpress membership programs with market credibility, and we intend to leverage this credibility to further our market penetration.

          PROVIDE HIGH QUALITY CUSTOMER SERVICE. In order to achieve our anticipated growth and to ensure member, healthcare provider and marketing and distribution partner loyalty, we continue to develop and invest significantly in our customer service systems. Our customer service center provides cardholders and healthcare providers with prompt, courteous, and complete information about all aspects of our CARExpress membership programs. We have also developed a proprietary computer database system that provides customer service representatives with immediate access to provider demographic data and member information, including the components of each member program or plan and the details a member requires to properly utilize the program.

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

CUSTOMERS

          The target customers of our CARExpress membership programs are individuals who are uninsured or underinsured.

          Our primary target customer group is comprised of the 46 million Americans who have no health insurance of any kind. This group includes self-employed individuals and part-time or temporary employees, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons. For this group, our programs are an effective and low-cost alternative to health insurance.

          Our secondary target customer group includes the approximately 61 million Americans who lack complete health insurance coverage. This group includes people with gaps in their insurance coverage, employees paying large deductibles or premiums, and employees who do not receive adequate insurance coverage through their employers. It also includes people who are underinsured because of restrictions or provisions in their managed care plans, such as limited coverage, high deductibles or co-insurance limits, people who have been turned down for insurance coverage for a medical procedure due to a pre-existing condition clause, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons. Our CARExpress supplementary programs allow individuals to purchase whatever benefits they need to fill the gaps in their insurance coverage.

PROGRAMS

          We offer several different CARExpress membership programs that provide members with access to a wide range of discounted healthcare products and services. We are also designing healthcare membership programs for unions, associations, businesses and other organizations that are comprised of our CARExpress membership programs and third-party insurance products that will be offered to their members and employees on a co-branded basis.

CAREXPRESS MEMBERSHIP PROGRAMS

          We currently offer five standard programs that provide benefits that range from prescription drug and vision care to comprehensive physician, hospital, vision, dental and other care. A description of each of our five standard programs is provided below.

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

          PREFERRED PROGRAM. This program is designed for individuals and families who are underinsured and need to save on the basic health services not covered under a traditional health insurance plan. It offers savings on prescriptions, vision and dental care, and a 24-hour nurseline. The monthly retail price for this membership program is $19.95 per family.

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

CAREXPRESS WRAP-AROUND PROGRAMS

          We are designing healthcare membership programs for unions, associations, businesses and other organizations that are comprised of our CARExpress membership programs and third-party insurance products that will be offered to their members and employees on a co-branded basis. The use of these products in conjunction with our CARExpress membership programs can provide an affordable solution to individuals and groups who previously could not afford fully inclusive medical plans, and can provide greater assurance of payment to the healthcare providers. These "wrap-around" programs are bundled, priced and marketed utilizing relationship marketing strategies or direct marketing to target the profiled needs of the clients' particular member base.

          Insurance products that are suitable for combination with our CARExpress membership programs include:

          LIMITED BENEFIT PROGRAMS. Limited benefit programs are insurance programs offered by insurance companies that reimburse the member a pre-determined amount of money for a specific medical occurrence based upon the plan design. For example, the amount of reimbursement that would be payable to an individual for a particular outpatient hospital procedure could be at the rate of $1,000 per day and would vary based upon plan design. Our CARExpress membership programs can be an excellent complement to insurance companies' limited benefit programs. The consumer would use the CARExpress membership program component to reduce their out-of-pocket costs and use the limited benefit program component to reimburse them a fixed amount of money per occurrence.

          CATASTROPHIC HEALTH INSURANCE. Catastrophic Health Insurance is typically a high deductible major medical policy under which an insurance company pays nothing until expenditures reach a threshold that is typically between $2,500 and $20,000. A consumer may use the CARExpress membership programs component to reduce his or her out-of-pocket costs until he or she reaches the deductible amount and then use the insurance component for all additional expenses.

          We intend to sell Our CARExpress wrap-around programs directly through National Health Brokerage Group, Inc., our wholly-owned subsidiary, and indirectly, through insurance companies and independent third parties. We plan to operate National Health Brokerage Group like an insurance brokerage with respect to sales of our CARExpress wrap-around programs. We plan to obtain the necessary licenses in all states in which National Health Brokerage Group may sell these wrap-around programs and intend to offer these wrap-around programs for sale through marketing and distribution partners that are licensed insurance agents.

HEALTHCARE PROVIDERS

          We do not contract directly with any of the physicians, dentists, hearing care specialists, eye care specialists or other healthcare providers that participate in our CARExpress health savings network. Instead, we contract with PPOs or their affiliates and other provider networks for access to the discounted rates they have negotiated with their healthcare providers. We only select and utilize those provider networks that we believe can deliver adequate savings to our members while providing adequate support for our CARExpress membership programs with the healthcare providers. We typically pay a per member per month fee for use of a provider network that is determined in part based on the number of providers participating in the network, the number of CARExpress members accessing the network, and the particular products and services utilized by the CARExpress members. We only pay fees for those members authorized to utilize the network. The agreements through which we have contracted for access to the PPO or other provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days' prior written notice, and renew automatically for additional terms unless so terminated. Most of these agreements are not exclusive as it is not customary in the health savings industry for PPOs to agree to work exclusively with a single healthcare savings organization, and most contain provisions maintaining the confidentiality of the terms of the agreement.

          The principal suppliers of the over 1,000,000 healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Integrated Health, Three Rivers and HealthFi. Under our various agreements with these PPOs or their respective affiliates, our members are provided with access to their network of healthcare providers in varying combinations of specialties and at varying discounts from the scheduled prices for covered products and services. Although we have arrangements in place with several secondary networks, these PPOs currently supply the provider commitments for almost all of our members. If we lose our arrangement with any of these PPOs for any reason, we would attempt to establish a primary relationship with one of our secondary suppliers. If we are unable to replace the lost arrangement with a similar arrangement with another provider network, however, our business may be adversely affected.

          CAREMARK. CareMark provides CARExpress with access to the Caremark pharmacy network at discounted rates and provides pharmacy benefit management services, including the electronic maintenance of prescription, price, eligibility and plan information, the negotiation of discounts and rebates on pharmaceutical products with pharmaceutical companies, and the preparation of reports of services performed. The Caremark pharmacy network is comprised of an aggregate of 45,000 retail pharmacies plus a mail order pharmacy option. Our agreement with CareMark was entered into on July 1, 2001 and may be terminated by either party on 60 days' prior written notice.

          AETNA. National Benefit Builders provides CARExpress with access to the Aetna dental network at discounted rates. The Aetna dental network is comprised of an aggregate of approximately 65,000 dentists and other dental service providers. We make monthly payments to National Benefit Builders equal to the greater of a flat fee or a monthly rate based on the number of CARExpress members utilizing the Aetna dental network. Our agreement with National Benefit Builders is for a two-year term that commenced March 1, 2004 and renews automatically for additional one-year terms unless terminated by either party pursuant to written notice provided at least 60 days prior the expiration of the then current term.

          OPTUM. United HealthCare Services provides CARExpress with access to the network of nurses of Optum at discounted rates. The Optum nurses provide a nurseline 24 hours per day for general health information, the identification of specific health-related concerns and the provision of educational information regarding those concerns. Optum also provides an audiotape library covering over 1,100 healthcare topics that are accessible by CARExpress members. We make monthly payments to United HealthCare Services equal to the greater of a flat fee or a monthly rate based on the number of CARExpress members utilizing the Optum services and the type of Optum services utilized. Our agreement with United HealthCare Services is for a one-year term that commenced October 1, 2001 and renews automatically for additional one-year terms unless terminated by either party on 90 days' prior written notice.

          INTEGRATED HEALTH, THREE RIVERS AND HEALTHFI. Competitive Health, Inc. provides CARExpress with access to the network of healthcare providers of Integrated Health, Three Rivers and HealthFi at discounted rates, and services consisting of price negotiation, re-pricing of claims, financing arrangements, claim resolution and healthcare provider relations. The healthcare provider networks of Integrated Health, Three Rivers and HealthFi are comprised of an aggregate of approximately 500,000 physicians, all accredited U.S. hospitals and acute care facilities, and 50,000 ancillary healthcare providers, including laboratory, radiology, rehabilitation, mental health and physical therapy providers. We make monthly payments to Competitive Health equal to the greater of a flat fee or a monthly rate based on the number of CARExpress members utilizing these networks. Our agreement with Competitive Health is for an approximate 15-month term that commenced September 1, 2002 and continues indefinitely unless terminated by either party on 90 days' prior written notice.

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

MARKETING AND DISTRIBUTION

          We market our CARExpress membership programs directly to individual consumers through television, radio, newspapers, magazines and the Internet. We also market and support our CARExpress membership programs through our CARExpress Web site at www.carexpresshealth.com. Our CARExpress Web site enables consumers to review our CARExpress membership programs, our healthcare providers and their locations, the products and services available through our healthcare providers, and the discounts and special promotions available to members for their products and services. Consumers can also purchase our CARExpress membership programs through our CARExpress Web site by filling out an application online. Direct sales to consumers provide us with higher long-term margins on sales because we do not have to pay commissions to any intermediary organization of which the consumer is a member. In addition, the advertising and marketing campaigns that we engage in to target consumers provide us with increased market awareness and support for the retail chains, outlets, unions and associations comprising our other marketing and distribution channels.

          We also market our CARExpress membership programs indirectly through marketing companies, brokers and agents, small businesses and trade associations, and unions and associations.

          MARKETING COMPANIES. We utilize the services of marketing companies to market our CARExpress membership programs to prospective customers, such as individual consumers and employers typically having less than 50 employees. Marketing companies are groups of sales persons that market our CARExpress membership programs directly to prospective customers through face-to-face contact and such media as television, radio, internet and print ads. We estimate that a total of between 150 and 200 such sales persons currently market our CARExpress membership programs to prospective customers. The marketing companies that we utilize typically offer and sell our CARExpress membership programs on a part-time basis, and may engage in other related or unrelated business activities, including selling the products or services of our competitors. Most of the prospective customers to whom marketing companies market our programs are current clients of the marketing companies who have purchased products or services through the marketing companies in the past. The other prospective customers are new clients that the marketing companies have identified through their own efforts. To receive the right to market and sell our CARExpress membership programs, marketing companies sign a standard services agreement. These agreements are typically for a term of one year and renew automatically for additional one-year terms unless written notice of termination is delivered by either party at least 30 days prior to the then-current term. Our marketing companies are not required to be licensed insurance agents.

          We pay our marketing companies fees that are typically comprised of a commission on the sale price of the CARExpress membership program and/or an up-front fee per member generated. The amount of the commissions and up-front fees that we pay to marketing companies are determined based on the type of membership programs being sold by the marketing companies and the number of members being generated over a set period of time by the marketing companies. We typically pay marketing companies the up-front fee for obtaining a new member only if the member becomes a paying member, and we only pay marketing companies commissions for membership periods during which we are receiving membership fees. Marketing companies are paid these commissions for the life of the members' enrollment with CARExpress. Our obligation to pay a marketing company a commission for a particular month accrues on the date we receive payment of the monthly membership fee from the member for that month. Typically, a minimum member retention period of at least one to two months is required for a commission payment to be earned by our marketing companies for paying members.

          BROKERS AND AGENTS. We sell our CARExpress membership programs through brokers and agents by entering into commission-sharing arrangements with them under which they market and sell our CARExpress membership programs to individual consumers through large employer groups, insurance brokers and associations. Our CARExpress membership programs are not competitive with the insurance products they sell, but instead are complementary program offerings. Brokers and agents typically offer our CARExpress membership programs as a complementary value-added program to the traditional insurance products that they sell.

          SMALL BUSINESSES AND TRADE ASSOCIATIONS. We use small businesses, trade associations, charitable organizations and similar organizations to market our CARExpress membership programs to their members and employees. Under these types of arrangements, we customize our CARExpress membership cards by adding the sponsoring organization name and/or logo on the card and provide access to our networks as well as all required fulfillment services. We believe that these private label cards are attractive to these organizations because the cards will enable them to more closely identify themselves with the benefits provided to their members. Moreover, we believe that the preexisting relationship between the sponsor and its employees or members will enhance the likelihood that the employee or member will purchase our CARExpress membership cards. These organizations may purchase our CARExpress membership programs for their employees or members, or subsidize a portion of the monthly membership fees of our programs for their employees or members. No fee will typically be paid by us to such organizations if the organizations opt to purchase or subsidize our programs. Alternatively, these organizations may simply offer their employees or members the opportunity to purchase our programs directly from us or through a payroll deduction plan. In this event, we will typically pay such organizations a marketing fee for each membership sold.

          UNIONS AND ASSOCIATIONS. We market our CARExpress membership programs to unions, associations, corporations and similar organizations. These organizations provide us with the opportunity to acquire a large group of members. Group accounts provide us with higher retention rates for memberships because of factors such as organization sponsorship of its members or employees, subsidizing of monthly membership fees by such organizations, and lower cost memberships to members or employees resulting from significantly lower prices charged to the organization. These organizations may purchase our CARExpress membership programs for their employees or members, or subsidize a portion of the monthly membership fees of our programs for their employees or members. We do not typically pay a marketing fee to the organizations if the organizations opt to purchase or subsidize our programs. Alternatively, these organizations may simply offer their employees or members the opportunity to purchase our programs directly from us or through a payroll deduction plan. In this case, we typically pay the organizations a marketing fee for each membership sold.

CUSTOMER SERVICE, TRAINING AND SUPPORT

          We believe that providing superior customer support is critical to our business. Currently, we maintain a call center at our corporate headquarters in Horsham, Pennsylvania, where we employ full-time customer service representatives and utilize the services of temporary customer service representatives on an as-needed basis. Our call center is available to members and may be accessed via e-mail or toll-free numbers, Monday through Friday, from 9:00 a.m. to 11:00
p.m. Eastern Standard Time. We also utilize an outside call center for after-hours calls so that we are able to provide full 24-hour toll-free coverage for our members. Our call center provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone and e-mail. Our call center staff delivers education, training and pre-sales support to our members, employers and other sponsoring organizations, and healthcare providers and provider networks. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. Our customer service team is responsible for handling general customer inquires, answering questions about the ordering process, updating and maintaining customer account information, investigating the status of orders and payments, as well as processing customer orders. In addition, our customer service team proactively updates customers on a variety of topics, including release dates of new products and updates to existing products.

          In order to achieve our anticipated growth and to ensure client, member and marketing and distribution partner loyalty, we intend to continue to develop and invest in our customer service systems and staff. In 2004, we moved into a fully-equipped facility with a state-of-the-art computer and telecommunications room that is wired to handle our growing needs and provides us with the capacity to expand our customer service base to approximately 80 customer service agents. Our proprietary computer database system provides our customer service representatives with immediate access to provider demographic data and member information, including the components of each member program or plan and the details a member requires to properly utilize the program. All new customer service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter. Through our training programs, systems and software, we seek to provide members with friendly, rapid and effective answers to questions. We continue to work closely with our healthcare providers and organizations to ensure that their representatives are knowledgeable about our CARExpress membership programs.

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

TECHNOLOGY

          In 2004, we completed the installation of a state-of-the-art telecommunication network and purchased additional computers for our customer service department. Our management information systems were designed in-house and are used in most aspects of our business, including:

     -    maintaining member eligibility and demographic information;

     -    maintaining representative information;

     -    paying commissions;

     - maintaining a database of all providers and offering provider locator services;

     -    drafting members' accounts on a monthly basis; and

     -    tracking of cash receipts and revenue.

          We have also created an extensive CARExpress Web site for our CARExpress membership programs that provides information about the various services, allows for provider searches, answers questions, provides savings schedules, and allows new members and representatives to enroll online. It also allows representatives to access support and training files and to view their genealogy and commission information through a password-protected area.

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

          We believe that success in the health savings industry is dependent upon the ability of companies to:

     - identify retail markets and outlets, unions and associations, and consumers that may benefit from healthcare membership programs;

     - maintain contracts with reputable PPO networks that offer substantial healthcare savings;

     -    identify, develop and market unique healthcare membership programs;

     -    develop and implement effective marketing campaigns;

     - provide programs comparable or superior to those of competitors at competitive prices;

     -    enhance the quality and breadth of the membership programs offered;

     - maintain and improve the quality and extent of customer service offered to providers and members;

     - offer substantial savings on the major-medical costs such as hospital and surgical costs;

     - combine the programs with affordable insurance plans that have high deductibles or set pre-defined payment for hospitalization;

     - adapt quickly to evolving industry trends or changing market requirements;

     - satisfy investigations on the part of state attorney generals, insurance commissioners and other regulatory bodies; and

     - hire and retain marketing and distribution partners and finance promotions for the recruiting of new members.

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

          We also face current and potential competition from insurance carriers, third-party administrators, retail pharmacies, financial institutions, federal and state governments, PPOs, HMOs and other healthcare networks. In addition, a number of companies offer medical discount programs that are localized geographically, or specialized in certain service categories such as dental, chiropractic, or pharmacy only. Recently, several of the major drug manufacturers have begun, or announced plans to begin, offering prescription discount cards for their own drug brands.

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

          INSURANCE REGULATIONS. The sale of our CARExpress membership programs is subject to federal, state and local regulation, including the prohibition of business corporations from providing medical care, the fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting, and regulations applicable to insurance companies and organizations that provide healthcare services. Our CARExpress membership programs are not insurance programs and we are not subject to regulation as an insurance company or as a seller of insurance in connection with the sale of our CARExpress membership programs. However, a few states, such as Florida, Illinois and Kansas, currently regulate or restrict companies offering health discount programs by requiring such companies to obtain a license or register with them prior to offering such programs there. Compliance with such regulations or legislation could have a material adverse affect on our operations and financial condition.

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

          We intend to begin selling our CARExpress wrap-around programs directly through National Health Brokerage Group and indirectly through insurance brokers. The sale of insurance products and licensing of insurance brokers and agents are subject to regulation and supervision predominantly by state authorities. While the scope of regulation and form of supervision may vary from state to state, insurance laws relating to the sale of insurance products and licensing of insurance brokers and agents are often complex and generally grant broad discretion to supervisory authorities in adopting regulations. States have broad powers over the granting, renewing and revoking of licenses and approvals, marketing activities and the receipt of commissions. While we have obtained insurance licenses for National Health Brokerage Group in some states, we have not yet engaged in the sale of our CARExpress wrap-around programs through National Health Brokerage Group. In the event we decide to sell our wrap-around programs in the future, we will need to comply with the insurance brokerage laws and regulations of each state in which we wish to sell the wrap-around programs. If we do not comply with the rules and regulations of any of these states, the regulatory authorities of the applicable state may revoke our license to sell our wrap-around programs in that state and may subject us to fines and penalties.

          Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

     - non-compliance may cause us to become the subject of a variety of enforcement or private actions;

     - compliance with changes in applicable regulations could materially increase the associated operating costs;

     - non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

     - non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation, network relationships, client relationships and the relationship with program members, representatives and consumers in general.

          PRODUCT CLAIMS AND ADVERTISING LAWS. The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters. The Federal Trade Commission may institute enforcement actions against companies for false and misleading advertising of consumer products. In addition, the Federal Trade Commission has increased its scrutiny of the use of testimonials, similar to those used by us and the marketing companies, brokers and agents marketing our CARExpress membership programs. We have not been the target of Federal Trade Commission enforcement action since entering the health savings industry in 2001. We can provide no assurance, however, that:

     - the Federal Trade Commission will not question our advertising or other operations in the future;

     - a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations; or

     - future Federal Trade Commission regulations or decisions will not restrict the permissible scope of such claims.

          We are also subject to the risk of claims by marketing companies, brokers and agents and their respective customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from marketing companies, brokers, agents, customers or others. Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining marketing companies, brokers, agents or consumer, refunds to an entire class of marketing companies, brokers, agents or customers, client refunds, or other damages, as well as changes in our method of doing business. A complaint based on the practice of one marketing company, broker or agent, whether or not we authorized the practice, could result in an order affecting some or all of the marketing companies, brokers and agents that we use in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

          MARKETING LAWS AND REGULATIONS. While we do not employ any network marketing personnel and do not intend to employ any such personnel in the future, we utilize the services of marketing companies, brokers and agents to market our CARExpress membership programs to the public. The marketing activities of the marketing companies, brokers and agents that we utilize may be subject to scrutiny by various state and federal governmental regulatory agencies to ensure compliance with securities, franchise investment, business opportunity, marketing and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that advancement within a network marketing organization is based on sales of the organization's products rather than investment in the organization or other non-sales related criteria. For instance, some of these regulations place limits on the extent to which marketing companies, brokers and agents may receive commissions on sales of products or services generated by marketing companies, brokers and agents that were not directly recruited by the marketing companies, brokers and agents. The compensation structure of these selling organizations can be very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. We are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of the marketing operations of the marketing companies, brokers and agents that we utilize.

          HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT. In December 2000, The Department of Health and Human Services issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that became effective in April 2003. HIPAA and the applicable regulations impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. We believe that we are not currently required to comply with HIPAA since our CARExpress membership programs are not insurance. However, in the event we obtain the necessary insurance licenses for National Health Brokerage Group and decide to sell our CARExpress wrap-around programs directly through National Health Brokerage Group, we may in the future be required to comply with HIPAA. In the event we do become subject to HIPAA, we will be subject to HIPAA's extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. This may subject us to increased costs of compliance which may have a negative impact on our business and operations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

         FRANCHISE LAWS AND REGULATIONS. The Federal Trade Commission, as well as the securities regulators in states that have franchise laws, may assert that our relationships with marketing companies, brokers and agents are subject to the registration, disclosure and reporting requirements applicable to franchises. Although we structure our relationships with marketing companies, brokers and agents so as to avoid application of franchise laws, we may from time to time have to expend resources in refuting such franchise law claims, and if we are found to be in violation may have to pay civil penalties, be enjoined from doing business in the jurisdiction, or expend funds to bring our operations into compliance with those laws.

INTELLECTUAL PROPERTY RIGHTS

          Our intellectual property rights are important to our business. We rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpress brand. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We have obtained registered trademarks from the United States Patent and Trademark Office for the word "CARExpress" and our CARExpress brand and may apply for legal protection for certain of our other intellectual property in the future. We can provide no assurance, however, that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

EMPLOYEES

          As of March 20, 2007, we had 19 employees. Of this number, 16 were full-time employees, comprised of our management and full-time customer service personnel, and three were part-time employees. We utilize the services of approximately ten consultants and advisors as well as after-hours call center representatives and temporary customer service representatives. We do not employ the individuals working for our after-hours call center or the temporary customer service representatives. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT FOR US TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

          We entered the health savings industry in 2001 to address the need for affordable healthcare nationwide. From 2001 to 2004, we engaged in relatively limited operations due to our lack of available capital and focused our operations almost exclusively on building CARExpress. During 2005 and 2006, we entered into agreements with marketing companies, brokers, agents and other third parties that are generating an increasing number of members and sales of our programs. While we are actively engaged in marketing our CARExpress membership programs to the public and are experiencing rapid growth in members and sales of our CARExpress membership programs, we have generated only a small amount of revenue to date. In addition, since we have only been offering our CARExpress membership programs to the public since 2003, we have very limited historical data with respect to sales of our CARExpress membership cards. As a result of these factors, the revenue and income potential of our business is unproven, and we have only a limited operating history upon which to base an evaluation of our current business and future prospects. Because of our limited operating history and because the health savings industry is rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

WE HAVE A HISTORY OF LOSSES AND DO NOT EXPECT TO BEGIN GENERATING POSITIVE CASH FLOWS FROM OPERATIONS UNTIL THE SECOND QUARTER OF 2007.

          We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2006, had an accumulated deficit of approximately $17.9 million. We incurred net losses to common shareholders of approximately $10 million for the year ended December 31, 2006 and approximately $4.5 million for the year ended December 31, 2005. While we expect that our net losses from operations will decrease for the foreseeable future and that we will begin generating positive cash flows from operations during the second quarter of 2007, we can provide no assurance that these expectations will be met. As a result, we may continue to generate losses for the foreseeable future.

WE HAVE SIGNIFICANT LONG-TERM CONTRACTUAL OBLIGATIONS THAT WE MUST SATISFY AND OPERATING EXPENSES THAT WE MUST PAY OVER THE NEXT SEVERAL YEARS AND MAY NEED TO RAISE ADDITIONAL CAPITAL IF WE EXPERIENCE A SUBSTANTIAL DOWNTURN IN OUR BUSINESS OR INCUR SUBSTANTIAL EXPENSES IN CONNECTION WITH UNFORESEEN EVENTS.

          We have significant long-term contractual obligations that we must satisfy over the next several years. We are a party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst pursuant to which we are currently paying them an annualized base salary of $348,000, $264,000 and $159,720. We are also a party to an employment agreement with David A. Taylor. On March 15, 2007, we terminated the employment of Mr. Taylor and, in accordance with the terms of his employment agreement, are currently obligated to pay Mr. Taylor $178,200 over a period of 12 months commencing on the date of termination.

          We must also make payments under the operating lease for our office space in Horsham, Pennsylvania in the aggregate amount of approximately $160,000 over the next 12 months. A summary of the material terms of these employment agreements and the lease and our financial obligations thereunder is provided below under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTRACTUAL OBLIGATIONS." If we are unable to satisfy these obligations as they become due, our business may be materially and adversely affected.

          We also expect to continue to incur significant operating expenses over the next 12 months as we:

     - develop new CARExpress membership programs and CARExpress wrap-around programs;

     - recruit additional marketing and distribution partners and hire additional personnel, including customer service and support staff;

     - leverage and develop relationships with additional preferred provider organizations ("PPOs") and provider networks;

     - upgrade our operational and financial systems, procedures and controls; and

     - comply with state and federal laws governing our business operations, comply with Securities and Exchange Commission ("SEC") reporting requirements and fulfill the other responsibilities that we have as a public company.

          While we believe that our current cash resources will be sufficient to sustain our current operations for the next 12 months, we may need to raise additional capital in the future in the event we experience a substantial downturn in our business or incur substantial expenses in connection with unforeseen events. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, sell or create new CARExpress membership programs and CARExpress wrap-around programs, take advantage of future business opportunities or respond to competitive pressures or unanticipated events. This may seriously harm our business, financial condition and results of operations.

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

OUR RELIANCE ON MARKETING COMPANIES, BROKERS AND AGENTS COULD RESULT IN REDUCED REVENUE GROWTH BECAUSE WE HAVE LITTLE CONTROL OVER THEM OR THEIR
REPRESENTATIVES.

          Marketing companies, brokers and agents currently account for substantially all of our revenue. None of these parties is obligated to continue selling our CARExpress membership programs. Our ability to generate increased revenue depends significantly upon the ability and willingness of these parties to market and sell our CARExpress membership programs throughout the United States. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our programs, our operating results may suffer.

          We cannot control the level of effort these marketing companies, brokers and agents expend or the extent to which any of them will be successful in marketing and selling our CARExpress membership programs. These parties typically offer and sell our programs on a part-time basis, and may engage in other business activities. These parties may give higher priority to the products or services of our competitors and reduce the amount of effort they devote to marketing our programs. We may not be able to prevent these parties from devoting greater resources to support our competitors' products and reducing or eliminating their efforts to sell our programs.

DEVELOPING AND MAINTAINING RELATIONSHIPS WITH PPOs ARE CRITICAL TO OUR SUCCESS AND THE LOSS OF ANY SUCH RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

          As part of our business operations, we must develop and maintain relationships with PPOs and other provider networks within each market area that our services are offered. Developing and maintaining relationships with PPOs and provider networks is based in part on professional relationships and the reputation of our management and marketing personnel. Our PPO and provider network relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships. The loss of a PPO or provider network within a geographic market area that is not be replaced on a timely basis, or at all, could have a material adverse effect on our business, financial condition, and results of operations.

WE CURRENTLY RELY ON A SMALL NUMBER OF PPOs AND OTHER PROVIDER NETWORKS, THE LOSS OF ANY ONE OF WHICH OR THE CHANGE IN OUR RELATIONSHIP WITH ANY ONE OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

          CareMark, Aetna, Optum, Integrated Health, Three Rivers and HealthFi are the principal PPOs and provider networks through which our members receive savings on healthcare products and services through our CARExpress membership programs. Our agreements with these parties are not exclusive, so they may choose to partner with one of our competitors or compete directly with our programs. In addition, these agreements may be terminated by either party on between 45 and 180 days' prior written notice. While we currently have a good relationship with each of these parties, we can provide no assurance that we will continue to have a good relationship with any of them in the future. If these organizations choose to partner with our competitors or compete directly with our programs, our business could be adversely affected. In addition, if, for any reason, we should lose a provider relationship and be unable to promptly replace it with a new one, we may be unable to offer certain benefits to members, which could have a negative impact on our sales.

WE CURRENTLY GENERATE ALMOST ALL OF OUR REVENUE THROUGH A LIMITED NUMBER OF MARKETING AND DISTRIBUTION PARTNERS.

          A limited number of marketing and distribution partners currently generate almost all of our revenue for us. Although we are attempting to expand the number of marketing and distribution partners selling our CARExpress membership programs, we can provide no assurance that we will be successful in doing so. In the event any of our significant marketing and distribution partners stops selling our programs to prospective members, or if prospective members do not purchase our programs through these marketing and distribution partners, our business, financial condition and results of operations could be materially and adversely affected.

BECAUSE WE EXPECT TO DERIVE SUBSTANTIALLY ALL OF OUR FUTURE REVENUE FROM OUR CAREXPRESS MEMBERSHIP PROGRAMS AND CAREXPRESS WRAP-AROUND PROGRAMS, ANY FAILURE OF THESE PROGRAMS TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MEANINGFUL MARKET ACCEPTANCE MAY SERIOUSLY HARM OUR BUSINESS.

          Substantially all of our revenue comes from monthly membership fees that we receive from the sale of our CARExpress membership programs and CARExpress wrap-around programs. We expect our CARExpress membership programs and CARExpress wrap-around programs to continue to account for substantially all of our revenue for the foreseeable future. If, for any reason, revenue derived from sales of our CARExpress membership programs and CARExpress wrap-around programs decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our CARExpress membership programs and CARExpress wrap-around programs fail to meet the needs of our target customers, or if they do not compare favorably in breadth and price to competing products, our growth may be limited. We cannot assure you that our CARExpress membership programs and CARExpress wrap-around programs will achieve any meaningful market acceptance. If we cannot develop a market for these programs, or if a market develops more slowly than expected, our business, financial condition and results of operations may suffer.

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW CAREXPRESS MEMBERSHIP PROGRAMS AND CAREXPRESS WRAP-AROUND PROGRAMS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

          Our future success depends on our ability to develop new CARExpress membership programs and CARExpress wrap-around programs that keep pace with the rapidly evolving health savings industry and that address the changing needs of our customers. We may not be successful in either developing such programs or achieving market acceptance of any new programs that we develop. Uncertainties about the timing and nature of changes to healthcare regulations and the evolution of the health savings industry could delay our development of new programs or increase the expenses in developing them. The failure of our CARExpress membership programs and CARExpress wrap-around programs to satisfy the needs of our customers may limit or reduce the market for these programs, result in customer dissatisfaction, and seriously harm our business, financial condition and results of operations.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION MUCH LIKE AN INSURANCE COMPANY, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

          We offer and sell our CARExpress membership programs without a license by any federal, state, or local regulatory licensing agency or commission. In addition, we intend in the future to sell our CARExpress wrap-around programs through National Health Brokerage Group. By comparison, companies that provide insurance benefits and operate healthcare management organizations ("HMOs") and PPOs are regulated by federal and state licensing agencies and commissions and are subject to federal and state legislation, such as the Health Insurance Portability and Accountability Act of 1996. These regulations cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. Federal and state insurance regulatory agencies and commissions may, in the future, determine that our programs are subject to governmental regulation, which may adversely affect or limit our future operations. Compliance with these statutes and regulations is costly and may limit our operations. Statutes and regulations applicable to other healthcare organizations with which we have contracted or may contract, such as patient freedom of choice laws and anti-discrimination laws, may force our healthcare PPOs to withdraw as our provider networks.

WE MAY NEED TO COMPLY WITH INSURANCE BROKERAGE LAWS IN THE EVENT WE SELL OUR CAREXPRESS WRAP-AROUND PROGRAMS.

          We intend in the future to sell our CARExpress wrap-around programs through National Health Brokerage Group. While we have obtained insurance licenses for National Health Brokerage Group in some states, we have not yet engaged in the marketing or sale of these wrap-around programs. The sale of insurance products and the licensing of insurance brokers and agents are subject to regulation and supervision, predominantly by state authorities. While the scope of regulation and form of supervision may vary from state to state, insurance laws relating to the sale of insurance products and licensing of insurance brokers and agents are often complex and generally grant broad discretion to supervisory authorities in adopting regulations. States have broad powers over the granting, renewing and revoking of licenses and approvals, marketing activities and the receipt of commissions. In the event we decide to market and sell our these wrap-around programs in the future through National Health Brokerage Group, we will need to comply with the insurance brokerage laws and regulations of each state in which we wish to engage in these activities. Our failure to comply with the rules and regulations of any of these states may result in the revocation of our license to sell these wrap-around programs in that state and may subject us to fines and penalties.

OUR OPERATIONS MAY BE AFFECTED BY FUTURE CHANGES IN INSURANCE LAWS AND REGULATIONS.

          Our CARExpress membership programs are not regulated as insurance products, and our marketing and distribution partners are not required to be licensed as insurance brokers to be able to sell our CARExpress membership programs. Congress or state legislatures may in the future seek to bring our CARExpress membership programs and sales activities under the jurisdiction of insurance regulators through changes to insurance laws and regulations. Should that occur, we may face material costs of compliance with the new laws and regulations, and if we cannot comply, we may be prohibited from selling our health discount programs in certain jurisdictions.

          If we become subject to any insurance licensing or regulatory requirements, whether as a result of changes in insurance laws bringing our CARExpress membership programs under the jurisdiction of federal and state insurance agencies or as a result of National Health Brokerage Group becoming licensed to sell our CARExpress wrap-around programs and engaging in sales of these wrap-around programs, our failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts, and legal and administrative enforcement actions. In addition, the use of the internet in the marketing and distribution of our CARExpress membership programs and CARExpress wrap-around programs is relatively new and presents certain regulatory issues, such as whether internet service providers, gateways or cybermalls are engaged in the solicitation or sale of insurance policies or otherwise transacting business requiring licensure under the laws of one or more states. Regulatory requirements are subject to change from time to time and may become more restrictive in the future, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

OUR USE OF MARKETING COMPANIES, BROKERS AND AGENTS COULD SUBJECT US TO ENFORCEMENT ACTIONS, PENALTIES AND NEGATIVE PUBLICITY IF ANY SUCH PARTIES DO NOT COMPLY WITH APPLICABLE FEDERAL AND STATE REGULATIONS.

          The marketing companies, brokers and agents that we utilize and the manner by which such parties may recruit additional parties to market our CARExpress membership programs and CARExpress wrap-around programs are subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity, and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product and service sales are ultimately made to consumers (as opposed to other marketing companies, brokers and agents) and that advancement within these parties is based on sales of products and services, rather than on investment in the party or other non-retail sales related criteria. Compliance with all of the applicable regulations and laws is uncertain because of the evolving interpretations of existing laws and regulations, and the enactment of new laws and regulations pertaining in general to marketing companies, brokers and agents and product and service distribution. Accordingly, there is the risk that the marketing companies, brokers and agents that we use may be found to be in violation with applicable laws and regulations. Such a finding could:

     - result in an enforcement action and imposition of a penalty against us or the marketing companies, brokers or agents;

     - require the marketing companies, brokers or agents to modify their network of representatives; or

     - result in negative publicity to us or the marketing companies, brokers or agents.

Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

OUR CONTINUED GROWTH COULD STRAIN OUR PERSONNEL AND INFRASTRUCTURE RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

          We are experiencing rapid growth in our operations, which is placing, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

WE FACE INCREASING COMPETITION FROM MORE ESTABLISHED COMPANIES THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO THAT MAY PLACE PRESSURE ON OUR PRICING AND THAT COULD PREVENT US FROM INCREASING REVENUE OR ATTAINING PROFITABILITY.

          The health savings industry is rapidly evolving and competition for members is becoming increasingly intense. Our CARExpress membership programs and CARExpress wrap-around programs are similar to or directly in competition with products and services offered by many of our direct and potential competitors. Some of our healthcare providers may provide, either directly or through third parties, programs that directly compete with our programs. If discount healthcare membership programs become standard features of healthcare companies, the demand for our CARExpress membership programs and CARExpress wrap-around programs may decrease. In addition, the PPOs and provider networks that we use may decide to develop or sell competing products instead of our CARExpress membership programs and CARExpress wrap-around programs. Moreover, even if our CARExpress membership programs and CARExpress wrap-around programs provide a greater breadth of products and services and greater price discounts than programs offered by other companies operating in the health savings industry, potential customers might accept this limited offering in lieu of purchasing our CARExpress membership programs and CARExpress wrap-around programs due to their lack of familiarity with our programs.

          Some of our competitors enjoy substantial competitive advantages, such as:

     - programs that are functionally similar or superior to our membership programs;

     -    established reputations relating to membership programs;

     -    greater name recognition and larger marketing budgets and resources;

     - established marketing relationships and access to larger customer bases; and

     -    substantially greater financial, personal and other resources.

          We compete with numerous well-established companies that design, market and sell healthcare membership programs. Our current principal competitors include companies that offer healthcare products and services through membership programs much like our CARExpress membership programs, as well as insurance companies, PPOs, provider networks, and other organizations that offer health benefit programs to their customers. Some of our competitors may be companies that have programs that are functionally similar or superior to our health membership programs. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us.

          We can provide no assurance that our current or future competitors will not:

     - provide healthcare membership programs comparable or superior to our programs at lower membership prices;

     - adapt more quickly to evolving healthcare industry trends or changing industry requirements;

     - respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements;

     - increase their emphasis on programs similar to ours to more effectively compete with us; or

     - successfully recruit marketing companies, brokers and agents by offering more attractive compensation plans.

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

OUR FAILURE TO ADEQUATELY PROTECT OUR CAREXPRESS BRAND AND OTHER INTELLECTUAL PROPERTY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

          Intellectual property is important to our success. We rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpress brand. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We have obtained registered trademarks from the United States Patent and Trademark Office for the word "CARExpress" and our CARExpress brand and may apply for legal protection for certain of our other intellectual property in the future. These trademarks and any additional legal protection we may obtain in the future may be challenged by others or invalidated through administrative process or litigation. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

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

          Our success depends largely upon the continued services of our executive officers and other key management and development personnel. While we have entered into employment agreements with each of our executive officers, they may each terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

          We may acquire or make investments in complementary healthcare companies, businesses, assets, products and services in the future. We have not made any such acquisitions or investments to date, and therefore, our ability to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

     - difficulties in integrating operations, technologies, services and personnel;

     - the diversion of financial and management resources from existing operations;

     -    the risk of entering new markets;

     -    the potential loss of key employees; and

     - the inability to generate sufficient revenue to offset acquisition or investment costs.

          In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

RISKS ASSOCIATED WITH OUR INDUSTRY

THE HEALTH SAVINGS INDUSTRY IS RAPIDLY EVOLVING AND IF WE ARE NOT SUCCESSFUL IN PROMOTING THE BENEFITS OF OUR CAREXPRESS MEMBERSHIP PROGRAMS, CAREXPRESS WRAP-AROUND PROGRAMS AND CAREXPRESS BRAND, OUR GROWTH MAY BE LIMITED.

          Based on our experience with consumers, we believe that many consumers are not familiar with the health savings industry and the benefits provided by health discount membership programs. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for health discount membership programs due in part to the rapidly evolving nature of the health savings industry and the substantial resources available to our existing and potential competitors. If people do not recognize or acknowledge these benefits, the market for our CARExpress membership programs and CARExpress wrap-around programs may develop more slowly than we expect, which could adversely affect our operating results.

          Developing and maintaining awareness of our CARExpress brand is critical to achieving widespread acceptance of our CARExpress membership programs and CARExpress wrap-around programs. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our CARExpress brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful CARExpress membership programs and CARExpress wrap-around programs at competitive prices. If we fail to successfully promote our CARExpress brand, or if our expenses to promote and maintain our CARExpress brand are greater than anticipated, our financial condition and results of operations could suffer.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUED GROWTH AND ACCEPTANCE OF DISCOUNT HEALTHCARE MEMBERSHIP PROGRAMS AS A SUITABLE ALTERNATIVE OR SUPPLEMENT TO TRADITIONAL HEALTH INSURANCE.

          Growth in sales of our CARExpress membership programs depends on the acceptance of discount healthcare membership programs as a suitable alternative or supplement to traditional health insurance. Health discount membership programs could lose their viability as an alternative to health insurance due to changes in healthcare laws and regulations, an inadequate number of healthcare providers participating in the programs, customer dissatisfaction with the method of making payments and receiving discounts, and new alternative healthcare solutions. If health discount membership programs do not gain widespread market acceptance, the demand for our CARExpress membership programs could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

EVOLVING REGULATION OF THE HEALTH SAVINGS INDUSTRY MAY AFFECT US ADVERSELY.

          As the health savings industry continues to evolve, increasing regulation by federal and state agencies becomes more likely. The marketing and sale of discount healthcare membership programs is subject to federal, state and local regulation, including the prohibition of business corporations from providing medical care, the fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting, and regulations applicable to insurance companies and organizations that provide healthcare services. Compliance with changes in applicable regulations could materially increase the associated operating costs. Non-compliance with these laws and regulations could cause us to become the subject of a variety of enforcement or private actions, subject us or our management personnel to fines or various forms of civil or criminal prosecution, and result in negative publicity potentially damaging our reputation, our PPO and network relationships, and our relationships with members and consumers in general. Our failure to comply with current, as well as newly enacted or adopted federal and state regulations, could have a material adverse effect upon our business, financial condition and results of operations.

RISKS ASSOCIATED WITH OUR STOCK

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

          As of March 20, 2007, we had 32,659,106 shares of common stock outstanding. Of this amount, 16,810,101 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates. The remaining 15,849,005 shares of common stock outstanding are "restricted securities" as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers, or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, only 1,181,250 shares of our common are subject to lock-up agreements or market stand-off provisions. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

WHILE WE BELIEVE THAT OUR CURRENT CASH RESOURCES WILL BE SUFFICIENT TO SUSTAIN OUR CURRENT OPERATIONS FOR THE NEXT 12 MONTHS, IT IS POSSIBLE THAT WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE THROUGH ISSUANCES OF SECURITIES AND SUCH ISSUANCE COULD BE DILUTIVE TO STOCKHOLDERS.

          While we believe that our current cash resources will be sufficient to sustain our current operations for the next 12 months, we may need to raise additional capital in the future in the event we experience a substantial downturn in our business or incur substantial expenses in connection with unforeseen events. If such an event occurs, we may need to raise such capital through issuances of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

          The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

     -    announcements of new programs or services by our competitors;

     - demand for our CARExpress membership programs and CARExpress wrap-around programs; and

     - fluctuations in revenue from the marketing and distribution partners that we use.

          In addition, the market price of our common stock could be subject to wide fluctuations in response to:

     -    quarterly variations in our revenue and operating expenses;

     -    announcements of new healthcare membership programs by us; and

     -    our ability to accommodate future growth in our operations.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

          Our operating results will likely vary in the future primarily as the result of fluctuations in our billings, revenue and operating expenses. We expect to continue to incur significant operating expenses in the future as we continue engaging in selling and marketing activities, develop new discount healthcare membership programs, hire additional personnel and comply with state and federal laws applicable to our business and SEC reporting requirements. If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline.

OUR SHARES OF COMMON STOCK ARE NOT LISTED FOR TRADING ON A NATIONAL SECURITIES EXCHANGE OR THE NASDAQ STOCK MARKET.

          Our common stock began trading on the OTC Bulletin Board on March 30, 2006. While our common stock currently trades on the OTC Bulletin Board, it does not trade on any national securities exchange or the Nasdaq Stock Market. Investments in securities trading on the OTC Bulletin Board are generally less liquid than investments in securities trading on a national securities exchange or the Nasdaq Stock Market. While we intend to submit an application to a national securities exchange or the Nasdaq Stock Market to list our shares of common stock for trading thereon, we can provide no assurance that we will submit such an application, that such application will be accepted, or that our shares of common stock will be approved for trading thereon. The failure of our shares to be approved for trading on a national securities exchange or the Nasdaq Stock Market may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 MAY RESULT IN SUBSTANTIAL COSTS TO US AND A DIVERSION OF MANAGEMENT ATTENTION AND RESOURCES, AND FAILURE TO COMPLY IN A TIMELY MANNER COULD RESULT IN OUR BUSINESS BEING HARMED AND OUR STOCK PRICE DECLINING.

          Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require management to complete an annual assessment of our internal control over financial reporting and will require our independent registered public accounting firm to complete an attestation report of our assessment. The SEC has extended the compliance dates for smaller public companies, including us, on several occasions. Accordingly, we believe that the first annual assessment of our internal controls that our management will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2007 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2008.

          The standards that must be met for management to assess the internal control over financial reporting are new and complex, and will require significant documentation, testing and possible remediation to meet the detailed standards. In addition, the attestation process that must be performed by our independent registered public accounting firm is also new and complex. We may encounter problems or delays in completing the activities necessary to make an assessment of our internal control over financial reporting, completing the implementation of any requested improvements, or receiving an unqualified attestation of our assessment by our independent registered public accountants. Compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations. If we are unable to assess our internal control over financial reporting as effective, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock may be negatively impacted.

WE ARE NOT SUBJECT TO CERTAIN OF THE CORPORATE GOVERNANCE PROVISIONS OF THE SARBANES-OXLEY ACT OF 2002 AND, WITHOUT VOLUNTARY COMPLIANCE WITH SUCH PROVISIONS, WILL NOT RECEIVE THE BENEFITS AND PROTECTIONS THEY WERE ENACTED TO PROVIDE.

          Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert, and the adoption of a code of ethics.

          Our board of directors currently consists of David M. Daniels, who is our Chief Executive Officer. Mr. Daniels is not an "independent director" as such term is defined by any of the national securities exchanges. Our board of directors has not created a separately-designated standing audit committee and we do not have an individual who qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Securities Act, on our board of directors. Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

          While intend to file an application to have our securities listed for trading on a national securities exchange in the future. which would require us to fully comply with those obligations, we cannot assure you that we will file such an application, that we will be able to satisfy applicable listing standards, or, if we did satisfy such standards, that we will be successful in receiving approval of our application by the governing body of the applicable national securities exchange.

WE HAVE ISSUED A SIGNIFICANT NUMBER OF SECURITIES TO BUSINESS PARTNERS, SERVICE PROVIDERS, CONSULTANTS AND ADVISORS AND MAY ISSUE ADDITIONAL SECURITIES TO SUCH PERSONS IN THE FUTURE.

          Since January 1, 2004, we have issued 6,217,325 shares of our common stock, options exercisable into 400,000 shares of our common stock and warrants exercisable into 4,629,000 shares of our common stock to business partners, service providers, consultants and advisors as compensation for services rendered or to be rendered in the future. We may issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock to such persons in the future as compensation for services rendered or to be rendered. The issuance of additional securities to such persons will result in dilution to existing stockholders since the percentage ownership of such stockholders will be reduced.

IF OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CHOOSE TO ACT TOGETHER, THEY MAY BE ABLE TO INFLUENCE OUR MANAGEMENT AND OPERATIONS, WHICH MAY PREVENT US FROM TAKING ACTIONS THAT MAY BE FAVORABLE TO YOU.

          Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 37.8% of our outstanding common stock. These stockholders, acting together, have the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" MAY LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

          Our common stock is a "penny stock" as defined under Rule 3a51-1 of the Securities Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

          Our corporate headquarters and principal offices are located at 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044, where we lease approximately 7,100 square feet of space for a monthly rent payment of approximately $13,000. This lease expires on May 30, 2007. We recently entered into an amendment to this lease pursuant to which we extended the lease for a period of three years commencing June 1, 2007 and expiring May 30, 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

          Our common stock currently trades on the OTC Bulletin Board under the symbol "NHPR". The first reported trade of our common stock on the OTC Bulletin Board occurred on March 30, 2006. The following table sets forth the range of high and low bid prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq. The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2006    HIGH    LOW
-----------------------------------   -----   -----
Quarter ended March 31, 2006          $0.85   $0.40
Quarter ended June 30, 2006           $2.15   $0.65
Quarter ended September 30, 2006      $1.61   $0.52
Quarter ended December 31, 2006       $1.44   $0.71

          The last reported trading price of our common stock as reported on the OTC Bulletin Board on March 20, 2007 was $0.72 per share.

HOLDERS

          As of March 20, 2007, the number of stockholders of record of our common stock was 129.

DIVIDENDS

         We have not paid any cash dividends on our common stock to date, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

          During our fiscal year ended December 31, 2006, we sold the following securities without registration under the Securities Act:

          In February 2006, we issued 300,000 shares of common stock to Roger H. Folts, our former Chief Financial Officer and Secretary, in partial consideration for accounting and related services to be provided to us. Of this amount, 250,000 shares were not registered under the Securities Act. The securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

          In April 2006, we issued 10,000 shares of common stock to Centerpointe Property, LLC in connection with the termination of the Commercial Office Lease dated June 13, 2005 with respect to the office space located in Sarasota, Florida in consideration for which all rent and other expenses that were due and payable under the lease were deemed paid in full, and we and Centerpointe released each other from any and all claims that we may now hold or may in the future hold arising out of the lease. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

          In April 2006, we issued 350,000 shares of common stock to an accredited investor in exchange for consulting and advisory services. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

          In August 2006, we completed a private offering of 1,705,000 shares of common stock, Class A warrants to acquire 1,705,000 shares of our common stock, and Class B warrants to acquire 1,705,000 shares of our common stock for aggregate cash consideration of $1,364,000. These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $0.80 per unit. The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $.80 per share, were exercisable until August 31, 2006, and expired at the end of the exercise period. The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $1.00 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period. We paid placement agent fees consisting of 248,000 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register all shares of common stock issued by us upon the exercise of the warrants. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

          In September 2006, we issued 100,000 shares of common stock to an accredited investor in exchange for sales and marketing services. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register all of the shares of common stock. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

          In September 2006, we issued 200,000 shares of common stock, Class A warrants to acquire 200,000 shares of our common stock, Class B warrants to acquire 200,000 shares of our common stock, and Class C warrants to acquire 200,000 shares of our common stock to an accredited investor for aggregate cash consideration of $100,000. These securities were sold in units comprised of two shares of common stock, two Class A warrants, two Class B warrants and two Class C warrants. The units were sold at a purchase price of $1.00 per unit. The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.50 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. We paid finder fees consisting of 15,000 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register all shares of common stock issued in this offering and all shares of common stock issued by us upon the exercise of the warrants by November 30, 2006. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

          In October 2006, we completed a private offering of 510,000 shares of common stock, Class A warrants to acquire 510,000 shares of our common stock, Class B warrants to acquire 510,000 shares of our common stock, Class C warrants to acquire 510,000 shares of our common stock, and Class D warrants to acquire 510,000 shares of our common stock for aggregate cash consideration of $255,000. These securities were sold in units comprised of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant. The units were sold at a purchase price of $0.50 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period. The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.50 per share, were exercisable until November 30, 2006 and expired at the end of the exercise period. The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. The Class D warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. We paid finder fees consisting of 76,500 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register all shares of common stock issued in this offering and all shares of common stock issued by us upon the exercise of the warrants by November 30, 2006. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

          In October 2006, we completed a private offering of Class A warrants to acquire 1,500,000 shares of our common stock and Class B warrants to acquire 1,500,000 shares of our common stock for aggregate cash consideration of $3,000. These securities were sold in units comprised of 50,000 Class A warrants and 50,000 Class B warrants. The units were sold at a purchase price of $100 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.60 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. We paid finder fees consisting of 1.5 units identical to the units sold in the offering. We agreed to use our reasonable best efforts to file a registration statement with the SEC to register: (i) all shares of common stock issued by us upon the exercise of the warrants if the holder exercises all of its warrants in full by November 30, 2006, or (ii) 50% of the shares of common stock issued by us upon the exercise of the warrants if the holder does not exercise all of its warrants in full by November 30, 2006. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to

Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

          In November 2006, we issued a total of 225,000 shares of common stock to accredited investors in exchange for consulting and advisory services. These securities were issued to two accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

          During the period beginning January 1, 2006 and ending December 11, 2006, we issued 6,855,397 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.50 and $2.00 per share for aggregate gross cash proceeds of $4,749,713. We issued these securities to a limited number of accredited investors in private offerings exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

          We have issued stock options and restricted stock awards to each of David M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor. A description of the stock options and restricted stock awards is set forth under "ITEM 10. EXECUTIVE COMPENSATION -- EMPLOYMENT CONTRACTS AND ARRANGEMENTS" of this report. The securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS.

          This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "ITEM 1. DESCRIPTION OF BUSINESS - RISKS AND UNCERTAINTIES" of this report and elsewhere in this report. The following should be read in conjunction with our audited consolidated financial statements beginning on page F-1 of this report.

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

RECENT DEVELOPMENTS

          We have experienced a substantial increase in our revenue and membership base over the past 12 months. We achieved revenue of $1,870,612 for the year ended December 31, 2006, compared to revenue of $245,973 for the year ended December 31, 2005, an increase of over 660%. We have entered into agreements with several marketing and distribution partners that are selling our CARExpress membership programs to the public and are currently in negotiations with several other companies regarding the sale of our CARExpress membership programs.

          We are currently in the process of creating our first CARExpress "wrap-around" programs. We plan to offer several programs that will consist of our CARExpress comprehensive discount health program and various insurance products. Members of our CARExpress wrap-around programs will be able to use the insurance component of the programs to cover healthcare costs up to the amount of the coverage limit, and then use the health discount component to obtain discounts on healthcare costs not covered by the insurance component. Each wrap-around program will provide coverage for the member's full family or, at the member's option, coverage limited exclusively to the primary insured. We intend to expand our CARExpress wrap-around programs in the future to include programs designed to complement Health Savings Accounts (HSAs). We intend to market and sell our CARExpress wrap-around programs initially through brokers, agents and other independent third parties and, in the future, directly through National Health Brokerage Group.

OPERATIONAL METRICS

          Our revenue consists almost exclusively of recurring monthly membership fees that we receive from members of our CARExpress membership programs. To generate revenue, we engage in marketing campaigns offering money-back guarantees and free-trial periods as an incentive for prospective members to try our CARExpress membership programs. Upon becoming paying members, the members pay us membership fees each month for the duration of their membership. The average membership fee per member per month that we receive is approximately $35. Approximately 95% of the CARExpress membership programs that we have sold to our current members consist of our Comprehensive Care Program which is sold at a monthly retail price of $39.95. The remaining CARExpress membership programs that we have sold to our current members consist of a mix of our less expensive programs.

          We receive each member's initial monthly payment and billing information at the beginning of the first monthly membership period. Monthly payments for subsequent periods are received at the beginning of the applicable period. For those memberships sold in connection with our free-trial offers, we receive the member's billing information at the beginning of the free-trial period. After the free-trial period has expired, the member is charged for the next monthly membership period unless the member cancels the membership prior to the expiration of the free-trial period. The monthly membership fees that we receive are recognized as revenue evenly over the applicable monthly membership period. As a result, there is a delay of four weeks between the date we receive a monthly membership fee and the date we recognize the entire fee as revenue.

          A key metric that we use to evaluate our success is our member retention rates. Member retention rates represent the percentage of new members that we acquire that we are able to retain for a specified period of time. Since we incur a large portion of our costs up front and receive recurring membership fees throughout the term of the membership, the longer we are able to retain the members we acquire, the greater the revenue potential of the CARExpress membership programs that we sell. We believe that the key to obtaining a high member retention rate is to target our marketing campaigns towards those individuals and organizations that are most in need of our programs, most capable of paying for our programs, and most loyal to us and our programs. Member retention rates can be influenced by a variety of factors, including:

     -    the type of CARExpress membership programs being sold;

     - the marketing campaign being used to sell our CARExpress membership programs;

     -    the financial condition and loyalty of our members;

     -    the distribution channel selling our CARExpress membership programs;
          and

     - the type and amount of compensation being paid to our marketing and distribution partners to sell our CARExpress membership programs.

          We have obtained valuable information regarding member demographics through the marketing and advertising campaigns that we have conducted over the last 12 months and are focusing our marketing and advertising campaigns on members and member groups that we have identified as being most suitable for our CARExpress membership programs. As a result, we expect our retention rates to continue to improve over the next 12 months as we pursue these opportunities through our various marketing and distribution channels.

OUTLOOK

          Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs. We implemented several strategic growth initiatives during 2006 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies. We have also initiated several measures in anticipation of our future growth, including hiring additional customer service staff and transitioning our current customer service staff from one shift to two shifts to ensure adequate coverage for our members. We expect to generate future revenue and members primarily through our marketing and distribution partners and our various marketing and advertising campaigns. We expect to further increase revenue and members through the rollout of our CARExpress "wrap-around" programs to the public. We intend to finance each of these projects through cash on hand and internally generated cash flows from operating activities. We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

          We expect the number of CARExpress members generated each month to increase for the foreseeable future. We expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our marketing and advertising campaigns at prospective members and member groups that are most suitable for our CARExpress membership programs. As a result, we expect our net losses from operations to decrease for the foreseeable future and expect to begin generating positive cash flow from operations during the second quarter of 2007 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating. We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that our net losses from operations will decrease during future periods, or that we will begin generating positive cash flow from operations during the second quarter of 2007.

CRITICAL ACCOUNTING POLICIES

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

          The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

REVENUE RECOGNITION

          We sell discount healthcare membership cards in return for monthly membership fees. We recognize these membership fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. At the beginning of each membership period, the membership fee is charged to the member's credit card, resulting in deferred revenue. We then recognize the membership fees as revenue as the services are rendered. Shipping and handling fees that we receive for the shipment of membership packages to new members are included in our membership fees and recorded as deferred revenue. These fees are then recognized as revenue on a straight-line basis over the longer of the initial contractual term or the expected period during which the services will be performed if the relationship with the member is expected to extend beyond the initial contractual term and the member continues to benefit from the payment of the fees.

STOCK-BASED COMPENSATION

          We account for employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

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

          For a more complete discussion of our accounting policies and procedures, see our Notes to Consolidated Financial Statements beginning on page F-7.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FASB Interpretation 48"). FASB Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FASB Interpretation 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation 48 becomes effective for us for the fiscal year ending December 31, 2007. We adopted this standard in January 2007. We do not expect the adoption of FASB Interpretation 48 to have a material impact on our consolidated financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB 108"). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS," a replacement of APB Opinion No. 20, "ACCOUNTING CHANGES," and Statement No. 3, "REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS." SAB 108 became effective for us for the year ended December 31, 2006. The implementation of SAB 108 did not have a material impact on our financial statements.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 - "FAIR VALUE MEASUREMENTS" ("SFAS 157"). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company's assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in January 2008. We are currently evaluating the impact that this new standard will have on our financial position and results of operations.

          On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, discussed above, and Statement of Financial Accounting Standards No. 107 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No.
157. We are currently reviewing the effects of SFAS 159.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUE

          Revenue consists of the monthly membership fees that we receive from members of our CARExpress membership programs and fees that we receive from the sale of CARExpress membership programs sold in combination with third-party insurance products. To date, revenue has consisted almost exclusively of the monthly membership fees we receive from members of our CARExpress membership programs. Revenue increased $1,624,639 to $1,870,612 for the year ended December 31, 2006 from $245,973 for the year ended December 31, 2005. The increase of $1,624,639 resulted primarily from sales of our CARExpress membership programs to new members. Approximately 95% of the revenue that we generated during the years ended December 31, 2006 and 2005, respectively, was derived from sales of our CARExpress membership programs to first-time members. The remainder of the revenue that we generated during these periods was derived from existing members. We expect revenue to increase over the next 12 months as a result of increased sales of our CARExpress membership programs by our marketing and distribution partners and through our various marketing and advertising campaigns, and as a result of the rollout of our CARExpress "wrap-around" programs to the public.

DIRECT COSTS

          Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks. Direct costs increased $1,087,139 to $1,437,805 for the year ended December 31, 2006, from $350,666 for the year ended December 31, 2005. The increase of $1,087,139 was due primarily to an increase of $868,498 for sales commissions and $218,641 for PPO and provider network costs. We expect cost of sales to increase over the next 12 months as increased sales of our CARExpress membership programs result in higher overall sales commission expenses and provider networks costs.

SELLING AND MARKETING EXPENSES

          Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our CARExpress membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us. Selling and marketing expenses increased $2,797,756 to $3,039,448 for the year ended December 31, 2006, from $241,692 for the year ended December 31, 2005. The increase of $2,797,756 was due primarily to an increase of $2,392,252 for our advertising and marketing campaigns and activities and $454,468 for sales-related cash and equity-based compensation resulting primarily from our adoption of SFAS 123R on January 1, 2006, partially offset by decreases in other selling and marketing expenses. We expect selling and marketing expenses to decrease during the next 12 months as we engage in more targeted and cost-efficient marketing and advertising campaigns and activities.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses consist primarily of employee compensation expense, professional fees, rent expense, and other general and administrative expenses.

          EMPLOYEE COMPENSATION EXPENSE. Employee compensation expense consists of all salaries and related compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities. Employee compensation expense increased $2,660,002 to $3,557,839 for the year ended December 31, 2006, from $897,837 for the year ended December 31, 2005. The increase of $2,660,002 was due to an increase of $2,175,858 in stock option expense resulting primarily from our acceleration of certain stock options previously issued to our executive officers and employees and the recognition of non-cash equity-based compensation expense in connection with our adoption of SFAS 123R on January 1, 2006, an increase of $376,819 in salary and payroll tax expense associated primarily with annual increases in the salaries payable to our executive officers in 2006 under their respective employment agreements, and an increase of $107,325 in expense associated with restricted stock awards granted to our executive officers in 2006. We are party to employment agreements with David M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor. A summary of the material terms of these employment agreements and our financial obligations thereunder is provided below under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTRACTUAL OBLIGATIONS" AND "ITEM 10. EXECUTIVE COMPENSATION." We intend to retain additional executive management personnel and other employees in connection with the anticipated growth of our business. As a result, we expect employee compensation expense to increase over the next 12 months.

          PROFESSIONAL FEES. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals. Professional fees decreased $445,744 to $2,160,621 for the year ended December 31, 2006 from $2,606,365 for the year ended December 31, 2005. The decrease of $445,744 was due primarily to a decrease in the amount of cash and equity-based compensation paid to our service providers and consultants for various services, partially offset by increases in the amortization of equity-based expense due to the early termination of the agreements with certain of our consultants and services providers and increases in other professional fees. We expect professional fees to decrease over the next 12 months as we recognize less stock compensation expense associated with the equity-based compensation previously paid to our consultants and service providers, such decrease to be partially offset by increases in accounting and legal fees that we will incur in connection with the general expansion of our business and operations.

          OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, costs for non-employee customer service representatives, rent expense, health insurance costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, general business expenses, severance expense and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities. Other general and administrative expenses increased $1,341,090 to $1,719,148 for the year ended December 31, 2006 from $378,058 for the year ended December 31, 2005. The increase of $1,341,090 resulted primarily from an increase of $165,369 for bank service charges associated with new and recurring member transactions, $511,754 for investor relations campaigns and activities, $178,489 for non-employee customer service representatives, $131,654 for supplies, and $70,189 for financial printing costs. We expect other general and administrative expenses to remain relatively constant over the next 12 months as we continue to incur expenses for financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation of and growth in our business.

GAIN ON THE EXTINGUISHMENT OF DEBT

          Gain on the extinguishment of debt consists of the gain that we recognized in connection with our termination of the lease for our office space in Sarasota, Florida upon the issuance of common stock to Centerpointe Property, LLC on April 1, 2006 in full payment of all rent and other expenses that were due and payable under the lease and a mutual release from any and all claims arising out of the lease. We recognized a gain on the extinguishment of debt of $35,932 during the year ended December 31, 2006 in connection with the issuance of these shares. We did not recognize any such gain during the year ended December 31, 2005. We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

COMMON STOCK ISSUED FOR RELEASES

          Common stock issued for releases consists of the cost of the shares of common stock issued to previous investors in consideration for an amendment to their securities purchase agreements and a release from certain potential claims thereunder. We incurred expenses for common stock issued for releases of $295,100 during the year ended December 31, 2005. We did not incur any such expenses during the year ended December 31, 2006. The expenses for common stock issued for releases in 2005 resulted from our issuance of 737,750 shares of our common stock to previous investors in exchange for their execution of an amendment to their securities purchase agreements for the securities that they purchased from us in private offerings that we completed in August 2004 and September 2004 and a release from any potential claims thereunder. We do not expect to incur any additional expenses for common stock issued for releases in the foreseeable future.

NET LOSS

          Our net loss increased $5,436,676 to $9,965,428 for the year ended December 31, 2006, from $4,528,752 for the year ended December 31, 2006. The increase of $5,436,676 was primarily the result of increases of $1,087,139 for direct costs incurred in connection with the sale of our membership programs, $2,392,252 for advertising and marketing campaigns and activities, $3,114,470 for employee compensation expense (of which $2,567,135 consisted of non-cash equity-based compensation expense that we recognized in connection with our adoption of SFAS No. 123R on January 1, 2006), and $511,754 for investor relations campaigns and activities, partially offset by an increase of $1,624,639 in revenue and decreases in other expenses. We expect our net losses from operations to decrease substantially in 2007 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating, we engage in more targeted marketing and advertising campaigns and activities, and we recognize less stock compensation expense associated with the equity-based compensation previously paid to our employees, consultants and service providers.

LIQUIDITY AND CAPITAL RESOURCES

          Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of December 31, 2006, we had cash and cash equivalents of approximately $1,597,000 and working capital of approximately $1,485,000.

          Net cash used by operating activities was $5,215,208 for the year ended December 31, 2006 compared to $1,915,381 for the year ended December 31, 2005. The $3,299,827 increase in cash used by operating activities was due primarily to an increase in net loss of $5,436,676, partially offset by increases of $2,525,855 in non-cash stock option expense resulting primarily from our acceleration of stock options previously issued to certain of our executive officers and employees and the recognition of this expense in connection with our adoption of SFAS 123R on January 1, 2006 and $80,403 in deferred revenue, and a decrease in non-cash expense associated with the issuance of common stock for releases of $295,100.

          Net cash used by investing activities was $47,761 for the year ended December 31, 2006 compared to net cash provided by investing activities of $223,180 for the year ended December 31, 2005. The $270,941 difference in cash flows from investing activities was due to a decrease of $320,506 in proceeds from the sale of marketable securities, a decrease of $35,717 in certificates of deposit acquired in 2005 and disposed of in 2006, and an increase of $46,869 in property and equipment, partially offset by a decrease of $25,000 in notes receivable.

          Net cash provided by financing activities was $6,750,131 for the year ended December 31, 2006 compared to $1,380,093 for the year ended December 31, 2005. The $5,370,038 increase in cash provided by financing activities was due primarily to increases of $902,016 in proceeds from the sale of common stock and $4,749,713 in proceeds received upon the exercise of outstanding warrants, partially offset by an increase of $146,491 in the payment of notes payable and a decrease in proceeds from the issuance of notes payable of approximately $180,000.

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

          In August 2006, we completed a private offering of 1,705,000 shares of common stock, Class A warrants to acquire 1,705,000 shares of our common stock, and Class B warrants to acquire 1,705,000 shares of our common stock for aggregate cash consideration of $1,364,000. These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $0.80 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.80 per share until August 31, 2006, and expired at the end of the exercise period. The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $1.00 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period.

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

          In October 2006, we completed a private offering of 510,000 shares of common stock, Class A warrants to acquire 510,000 shares of our common stock, Class B warrants to acquire 510,000 shares of our common stock, Class C warrants to acquire 510,000 shares of our common stock, and Class D warrants to acquire 510,000 shares of our common stock for aggregate cash consideration of $255,000. These securities were sold in units comprised of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant. The units were sold at a purchase price of $0.50 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period. The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.50 per share, were exercisable until November 30, 2006 and expired at the end of the exercise period. The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. The Class D warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period.

          During the period beginning January 1, 2006 and ending December 11, 2006, we issued 6,855,397 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.50 and $2.00 per share for aggregate gross cash proceeds of $4,634,413.

          To date, our capital needs have been met principally through the sales of our equity and debt securities and proceeds received upon the exercise of outstanding warrants by our security holders. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we have incurred. These costs and expenses were comprised of operating expenses, which consisted of the salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

          Although we believe that our current cash resources will be sufficient to sustain our current operations for the next 12 months, we may need to obtain additional cash resources during the next 12 months if we experience a substantial downturn in our business or incur substantial expenses in connection with unforeseen events. In the event such funds are needed, we may engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

CONTRACTUAL OBLIGATIONS

          The following summarizes our material long-term contractual obligations as of December 31, 2006:

CONTRACTUAL
OBLIGATIONS           TOTAL         2007         2008        2009       2010     2011
-----------------   ----------   ----------   ----------   --------   --------   ----
Employment
Agreements (1)      $2,799,254   $  949,920   $1,044,912   $748,107   $ 56,315    -0-
Office Leases (2)      557,830      159,022      162,699    166,232     69,877    -0-
                    ----------   ----------   ----------   --------   --------    ---
     Total          $3,357,084   $1,108,942   $1,207,611   $914,339   $126,192    -0-
                    ==========   ==========   ==========   ========   ========    ===

(1)  At December 31, 2006, we were a party to employment agreements with David
     M. Daniels, Alex Soufflas, David A. Taylor and Patricia S. Bathurst. On March 15, 2007, we terminated the employment of David A. Taylor. In accordance with the terms of his employment agreement, we are currently obligated to pay Mr. Taylor $178,200 over a period of 12 months commencing on the date of termination. This table does not reflect the discontinuation of payments to Mr. Taylor over the term of his employment agreement as the result of our termination of his employment or the payments to be made to him during this 12-month period. A summary of these employment agreements and arrangements is provided under "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS AND ARRANGEMENTS."

(2) At December 31, 2006, we were a party to an operating lease for our office space in Horsham, Pennsylvania. On March 13, 2007, we entered into an amendment to this lease to extend the lease by a period of three years beginning June 1, 2007. Pursuant to this amendment, we will make aggregate annual payments of approximately $160,640, $164,170 and $167,705, respectively, during the term of the amendment. This table does not reflect the payments due under the amendment to the lease. A summary of this office lease and the amendment thereto is provided under "ITEM 2. DESCRIPTION OF PROPERTIES."

          To date, we have made payments under these obligations with proceeds received from sales of our equity and debt securities, proceeds received upon the exercise of outstanding warrants by our security holders and internally generated cash flows from operating activities. We intend to make future payments due under these obligations primarily through internally generated cash flows from operating activities.

OFF-BALANCE SHEET ARRANGEMENTS

          As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7. FINANCIAL STATEMENTS.

          Our audited consolidated financial statements at December 31, 2006 and for each of the years ended December 31, 2006 and 2005, respectively, begin on page F-1 of this report located immediately after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 8A. CONTROLS AND PROCEDURES.

          As of December 31, 2006, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

          The following chart sets forth certain information about each of our directors and executive officers.

NAME                   AGE                     POSITIONS HELD
--------------------   ---   -------------------------------------------------
David M. Daniels        49   Chairman of the Board of Directors,
                             Chief Executive Officer and President

Alex Soufflas           32   Chief Financial Officer, Executive Vice President
                             and Secretary

Patricia S. Bathurst    52   Vice President - Marketing

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

SHAREHOLDER COMMUNICATIONS

          We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at National Health Partners, Inc., 120 Gibraltar Road, Suite 107, Horsham, PA 19044. In general, all shareholder communication delivered to the corporate secretary for forwarding to the board of directors or specified members of the board of directors will be forwarded in accordance with the shareholder's instructions. However, the corporate secretary reserves the right to not forward to members of the board of directors any abusive, threatening or otherwise inappropriate materials.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

          Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions. Accordingly, our full board of directors acts as our audit committee. We currently have a small number of employees and have generated only a small amount of revenue to date. In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our board of directors is an "audit committee financial expert."

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

          A copy of our Code of Business Conduct and Ethics is available on our corporate website at www.nationalhealthpartners.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION.

          The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal year ended December 31, 2006.

                           SUMMARY COMPENSATION TABLE

NAME AND                                                            STOCK           OPTION
PRINCIPAL POSITION             YEAR   SALARY ($)   BONUS ($)   AWARDS ($) (2)   AWARDS ($) (2)   TOTAL ($)
----------------------------   ----   ----------   ---------   --------------   --------------   ---------
David M. Daniels               2006     338,202      50,000        49,535          969,988       1,407,725
PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Alex Soufflas                  2006     224,100      30,000        33,023          481,994         769,117
CHIEF FINANCIAL OFFICER,
EXECUTIVE VICE PRESIDENT AND
SECRETARY

David A. Taylor (1)            2006     165,500         -0-        41,279          349,998         556,777
SENIOR VICE PRESIDENT -
NATIONAL SALES

Patricia S. Bathurst           2006     145,200      10,000        24,767          343,997         523,964
VICE PRESIDENT -- MARKETING

(1)  We terminated the employment of Mr. Taylor on March 15, 2007.

(2) A summary of the assumptions made in the valuation of these awards is provided under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES" and "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS AND ARRANGEMENTS" and in our Notes to Consolidated Financial Statements beginning on page F-7 of this report.

EXECUTIVE COMPENSATION OVERVIEW

          We are a party to employment agreements with each of David M. Daniels, Alex Soufflas, David A. Taylor and Patricia M. Bathurst. Under these agreements, we are currently paying Messrs. Daniels and Soufflas and Ms. Bathurst an annualized base salary of $348,000, $264,000, $159,720, respectively. We terminated the employment of Mr. Taylor on March 15, 2007. In accordance with the terms of his employment agreement, we are currently obligated to pay Mr. Taylor $178,200 over a period of 12 months commencing on the date of termination.

          We have issued stock options to Messrs. Daniels, Soufflas and Taylor and Ms. Bathurst to acquire 2,750,000, 1,150,000, 1,000,000 and 1,050,000 shares of our common stock, respectively. In addition, we have issued restricted stock awards to each of Messrs. Daniels, Soufflas and Taylor and Ms. Bathurst with respect to 450,000, 300,000, 375,000 and 225,000 shares of our common stock, respectively.

          A summary of the material terms of these employment agreements and the stock options and restricted stock awards granted to each of these individuals is provided below.

EMPLOYMENT CONTRACTS AND ARRANGEMENTS

DAVID M. DANIELS

          On May 13, 2005, we entered into an employment agreement with David M. Daniels to serve as our Chief Executive Officer effective February 1, 2005. The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Daniels is entitled to an annual base salary of $231,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. Pursuant to the agreement, Mr. Daniels received an option to acquire 2,500,000 shares of our common stock. On March 28, 2006, we granted Mr. Daniels a restricted stock award with respect to 450,000 shares of our common stock and on December 12, 2006, we granted Mr. Daniels an option to acquire 250,000 shares of our common stock.

ALEX SOUFFLAS

          On March 29, 2006, we entered into an employment agreement with Alex Soufflas to serve as our Chief Financial Officer and Executive Vice President effective February 1, 2006. The agreement is for an initial term of three years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Soufflas is entitled to an annual base salary of $210,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. On August 15, 2005, we granted Mr. Soufflas an option to acquire 1,000,000 shares of our common stock. On March 28, 2006 we granted Mr. Soufflas a restricted stock award with respect to 300,000 shares of our common stock and on December 12, 2006, we granted Mr. Soufflas an option to acquire 150,000 shares of our common stock.

DAVID A. TAYLOR

          On March 29, 2006, we entered into an employment agreement with David
A. Taylor to serve as our Senior Vice President - National Sales effective February 1, 2006. The agreement is for an initial term of three years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Mr. Taylor is entitled to an annual base salary of $162,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. On August 15, 2005, we granted Mr. Taylor an option to acquire 1,000,000 shares of our common stock and on March 28, 2006, we granted Mr. Taylor a restricted stock award with respect to 375,000 shares of our common stock.

          On March 15, 2007, we terminated the employment of Mr. Taylor. In accordance with the terms of his employment agreement, we are currently obligated to pay Mr. Taylor $178,200 over a period of 12 months commencing on the date of termination.

PATRICIA S. BATHURST

          On May 13, 2005, we entered into an employment agreement with Patricia
S. Bathurst to serve as our Vice President - Marketing effective February 1, 2005. The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party. Under the agreement, Ms. Bathurst is entitled to an annual base salary of $132,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. Pursuant to the agreement, Ms. Bathurst received an option to acquire 1,000,000 shares of our common stock. On March 28, 2006, we granted Ms. Bathurst a restricted stock award with respect to 225,000 shares of our common stock and on December 12, 2006, we granted Ms. Bathurst an option to acquire 50,000 shares of our common stock.

TERMINATION PROVISIONS OF EMPLOYMENT AGREEMENTS

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

TERMS OF OPTIONS

          The options we granted to Mr. Daniels and Ms. Bathurst in 2005 are for a term of 10 years, have an exercise price of $.40 per share, and vest in four equal installments commencing on the date of grant and continuing on February 1st of each of the following three years. In the event the employment of the applicable executive officer is terminated for any reason other than for "cause," as such term is defined in the employment agreements, the officer's option vests in full immediately and may be exercised at any time prior to the expiration date of the option. In the event we terminate the employment of the applicable executive officer without "cause" or the officer terminates his or her employment with us for "good reason" (including a "change in control"), as such terms are defined in the employment agreements, we are required to use our best efforts to prepare and file a registration statement with the SEC within 180 days of the date of termination to register the public resale of the shares underlying the officer's option. In the event the employment of the applicable executive officer is terminated for "cause," the option terminates immediately. On December 12, 2006, we accelerated the vesting schedule of the options so that they vested in full on that date.

          The options granted to Mr. Soufflas and Mr. Taylor in 2005 are for a term of 10 years, have an exercise price of $.40 per share, and vest in four equal annual installments commencing on February 1, 2006. In the event the employment of the applicable executive officer is terminated for any reason other than for "cause," as such term is defined in the option, the officer's option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is 90 days after the date of such termination of employment or the expiration date of the option. In the event the employment of the applicable executive officer is terminated for "cause," the option terminates immediately. On December 12, 2006, we accelerated the vesting schedule of the options so that they vested in full on that date.

          The options granted to Messrs. Daniels and Soufflas and Ms. Bathurst in 2006 are for a term of 10 years, have an exercise price of $.88 per share, and were vested in full on the date of grant. In the event the employment of the applicable executive officer is terminated for any reason other than for "cause," as such term is defined in the option, the officer's option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is 90 days after the date of such termination of employment (one year in the case of termination due to retirement or disability) or the expiration date of the option. In the event the employment of the applicable executive officer is terminated for "cause," the option terminates immediately.

TERMS OF RESTRICTED STOCK AWARDS

          The restricted stock awards that we granted to Messrs. Daniels, Soufflas and Taylor and Ms. Bathurst in 2006 vest in three equal annual installments commencing on the first anniversary of the date of grant. In the event we terminate the employment of the applicable executive officer without "cause" or the officer terminates his or her employment with us for "good reason," as such terms are defined in such officer's respective employment agreement, the officer's restricted stock award vests in full immediately. "Good reason" includes a "change in control," which includes: (i) the acquisition by any person of 50% or more of the combined voting power of our outstanding securities; (ii) a change in the majority of our board of directors that was not approved by at least 50% of our board of directors; (iii) the completion of a reorganization, merger or consolidation of us, or the sale or other disposition of all or substantially all of our assets; or (iv) approval by our stockholders of a liquidation or dissolution of us. In the event the employment of the applicable executive officer is terminated for "cause," any shares of common stock that have not vested as of the date of termination are forfeited to us and cancelled.

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

          We did not have any non-employee directors on our board of directors during 2006 and, thus, did not pay any director compensation to any non-employee directors during 2006.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

          The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2006.

                                     OPTION AWARDS                                    STOCK AWARDS
                       -----------------------------------------   -------------------------------------------------
                        NUMBER OF
                       SECURITIES
                       UNDERLYING
                       UNEXERCISED    OPTION                         NUMBER OF SHARES OR      MARKET VALUE OF SHARES
                       OPTIONS (#)   EXERCISE        OPTION          UNITS OF STOCK THAT      OR UNITS OF STOCK THAT
NAME                   EXERCISABLE   PRICE ($)   EXPIRATION DATE   HAVE NOT VESTED (#) (1)   HAVE NOT VESTED ($) (2)
--------------------   -----------   ---------   ---------------   -----------------------   -----------------------
David M. Daniels        2,500,000       .40          8/14/15                 450,000                  364,500
                          250,000       .88         12/11/16
Alex Soufflas           1,000,000       .40          8/14/15                 300,000                  243,000
                          150,000       .88         12/11/16
David A. Taylor         1,000,000       .40          8/14/15                 375,000                  303,750
Patricia S. Bathurst    1,000,000       .40          5/12/15                 225,000                  182,250
                           50,000       .88         12/11/16

(1) These restricted stock awards vest in three equal annual installments commencing on the first anniversary of the date of grant, which was March 28, 2006.

(2) The market value of these shares was calculated based on $0.81, the last reported sales price for our shares of common stock on the OTC Bulletin Board on December 29, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth, as of March 20, 2007, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

          The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 20, 2007 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044.

                                                    AMOUNT AND NATURE
                                                      OF BENEFICIAL     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNERSHIP (1)    OF CLASS (1)
-------------------------------------------------   -----------------  ------------
David M. Daniels                                       4,198,050 (2)      12.9%
Patricia S. Bathurst                                   1,382,600 (3)       4.2%
Alex Soufflas                                          1,450,000 (4)       4.4%
Ronald F. Westman                                      5,313,000 (5)      16.3%
Jesus Lozano                                           1,650,000 (6)       5.1%
All officers and directors as a group (3 persons)      7,030,650 (7)      21.5%

----------
* Less than 1%.

(1) This table has been prepared based on 32,659,106 shares of our common stock outstanding on March 20, 2007.

(2) Includes 2,500,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share, 250,000 shares issuable upon the exercise of options that have an exercise price of $.88 per share and 450,000 shares underlying restricted stock awards.

(3) Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share, 50,000 shares issuable upon the exercise of options that have an exercise price of $.88 per share and 225,000 shares underlying restricted stock awards.

(4) Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share, 150,000 shares issuable upon the exercise of options that have an exercise price of $.88 per share and 300,000 shares underlying restricted stock awards.

(5) Includes 100,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share, 1,860,000 shares issuable upon the exercise of warrants that have an exercise price of $.60 per share, and 1,860,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share.

(6) Includes 550,000 shares issuable upon the exercise of warrants that have an exercise price of $.60 per share and 550,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share.

(7) Includes 4,500,000 shares issuable upon the exercise of options that have an exercise price of $.40 per share, 450,000 shares issuable upon the exercise of options that have an exercise price of $.88 per share and 975,000 shares underlying restricted stock awards.

                      EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth information regarding the number of stock options, warrants, rights and similar securities that were outstanding at December 31, 2006 under equity compensation plans that have not been approved by our security holders. None of our securities were outstanding at December 31, 2006 under plans that have been approved by our security holders.

                                              NUMBER OF           WEIGHTED-       NUMBER OF SECURITIES
                                           SECURITIES TO BE   AVERAGE EXERCISE     REMAINING AVAILABLE
                                             ISSUED UPON          PRICE OF         FOR FUTURE ISSUANCE
                                             EXERCISE OF         OUTSTANDING          UNDER EQUITY
                                             OUTSTANDING          OPTIONS,         COMPENSATION PLANS
                                          OPTIONS, WARRANTS     WARRANTS AND     (EXCLUDING SECURITIES
                                              AND RIGHTS           RIGHTS          REFLECTED IN COLUMN(a))
                                                 (a)                (b)                      (c)
                                          -----------------   ----------------   -------------------------
Equity compensation plans approved
   by security holders                              -0-              -0-                    -0-
Equity compensation plans not
   approved by security holders:
      2006 Stock Incentive Plan                 360,000            $0.60                 103,425(1)
      Stock options issued to directors
         and employees                        8,095,000            $0.43                     -0-
      Warrants issued to consultants
         and advisors                           795,450            $0.71                     -0-
                                              ---------            -----                 -------
            Total                             9,250,450            $0.46                     -0-
                                              =========            =====                 =======

(1) Under the terms of the 2006 Stock Incentive Plan, these shares of common stock may be awarded in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and other equity-based or equity-related awards.

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

          As of March 20, 2007, we have issued awards under the plan with respect to 4,396,575 shares of our common stock.

STOCK OPTIONS ISSUED TO EMPLOYEES

          A description of the stock options issued to our directors and employees that were outstanding at December 31, 2006 is set forth in Note 8 to our audited consolidated financial statements beginning on page F-1 of this report.

WARRANTS ISSUED TO CONSULTANTS AND ADVISORS

          A description of the warrants issued to certain of our consultants and advisors that were outstanding at December 31, 2006 is set forth in Note 7 to our audited consolidated financial statements beginning on page F-1 of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In April 2005, we issued 1,800,000 shares of our common stock, Class A warrants to acquire 1,800,000 shares of our common stock, and Class B warrants to acquire 1,800,000 shares of our common stock to Ronald F. Westman for aggregate consideration consisting of 2,740,000 shares of common stock of Infinium Labs, Inc., a Delaware corporation, that Mr. Westman owned and that were then valued at $720,000. Under the terms of the agreement, in the event we obtained less than $720,000 from the sale of the Infinium Labs shares, Mr. Westman was required to pay the difference to us in cash or additional shares of Infinium Labs common stock. We completed the sale of the last of our shares of common stock of Infinium Labs on September 7, 2005, resulting in aggregate gross proceeds from the sale of all 2,740,000 shares of $320,506. Mr. Westman paid the remaining funds to us in cash on September 16, 2005. Mr. Westman beneficially owns approximately 16.3% of our common stock and served as a member of our board of directors from June 29, 2005 to September 26, 2005. We sold the shares of our common stock and warrants to Mr. Westman at a price per share of $.40, which is the same price we received for shares of our common stock sold in the private offerings we conducted immediately prior to and after the date of the transaction with Mr. Westman.

          In June 2005, we entered into a lease for additional office space in the Centerpointe Office Building located at 2033 Main Street, Suite 501, Sarasota, Florida 34237. The lease is for approximately 4,000 square feet of space for a monthly rent payment of approximately $7,500, commenced on July 1, 2005 and expires on July 1, 2010. Centerpointe Office Building is owned by Centerpointe Property, LLC. Ronald F. Westman owns all of the outstanding membership interests in Centerpointe Property, LLC jointly with his wife, beneficially owns approximately 16.3% of our common stock, and served as a member of our board of directors from June 29, 2005 to September 26, 2005. The rent per square foot that we pay for this office space is the same price per square foot that the other tenants in the building pay for office space in this building.

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

          On April 1, 2006, we terminated the lease for our facility in Sarasota, Florida. Under the termination and release agreement: (i) the Commercial Office Lease dated June 13, 2005 between us and Centerpointe Property, LLC was terminated effective April 1, 2006; (ii) we issued 10,000 shares of our common stock to Centerpointe Property, LLC in full payment of all rent and other expenses that were due and payable under the lease on April 1, 2006; and (iii) both parties agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease. We did not incur any material early termination penalties in connection with the termination of the lease. Ronald F. Westman owns all of the outstanding membership interests in Centerpointe Property, LLC jointly with his wife, beneficially owns approximately 16.3% of our common stock, and served as a member of our board of directors from June 29, 2005 to September 26, 2005.

          We have entered into employment agreements with each of David M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor and have issued stock options and restricted stock awards to each of them. A description of the employment agreements, stock options and restricted stock awards is set forth under "ITEM 10. EXECUTIVE COMPENSATION -- EMPLOYMENT CONTRACTS AND ARRANGEMENTS" of this report.

DIRECTOR INDEPENDENCE

          Our board of directors currently consists of David M. Daniels. Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, our board of directors has adopted the definition of "independent director" as set forth in the American Stock Exchange ("AMEX") Company Guide. In applying this definition, our board of directors has determined that Mr. Daniels does not qualify as an "independent director" pursuant to AMEX Company Guide
Section 121 and is not "independent" for purposes of Section 10A(m)(3) of the Exchange Act. As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee. In applying the "independence standards" established by AMEX, our board of directors has determined that Mr. Daniels is not "independent" for purposes of Section 803 of the AMEX Company Guide, applicable to audit, compensation and nominating committee members.

ITEM 13. EXHIBITS

          The following exhibits are filed as part of this report:

EXHIBIT NO.                               EXHIBIT
-----------   ------------------------------------------------------------------
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

  10.42 Amendment No. 1 to Promissory Note, dated February 17, 2006, by and between the Company and Uwe Weibel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2006)

  10.43 Amendment No. 1 to Promissory Note, dated February 17, 2006, by and between the Company and Daniel Eggenberger (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 23, 2006)

  10.44 Amendment No. 1 to Promissory Note, dated March 4, 2006, by and between the Company and Ronda Westman (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

  10.45 Employment Agreement, dated March 29, 2006, by and between the Company and Alex Soufflas (incorporated by reference to Exhibit
              10.45 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

  10.46 Employment Agreement, dated March 29, 2006, by and between the Company and David A. Taylor (incorporated by reference to Exhibit
              10.46 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

  10.47 Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and David M. Daniels (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

  10.48 Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

  10.49 Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

  10.50 Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and David A. Taylor (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

  10.51 Termination and Mutual Release, dated April 1, 2006, by and between Centerpointe Property, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the SEC on March 31, 2006)

  10.52 Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

  10.53 Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

  10.54 Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

  10.55 Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and David M. Daniels (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

  10.56 Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

  10.57 Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

  10.58 Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and David A. Taylor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

  10.59 First Amendment to Lease Agreement dated March 13, 2007 by and between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 19, 2007)

  21.1        Subsidiaries of the Company

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The following table presents fees for professional audit services performed by HJ & Associates, LLC for the audit of our annual financial statements for our fiscal years ended December 31, 2006 and 2005, and fees billed for other services rendered by HJ & Associates during such years.

                                                                 2006      2005
                                                               -------   -------
Audit Fees:                                                    $34,022   $33,131
Audit-Related Fees:                                              2,277    30,398
Tax Fees:                                                        1,175       791
All Other Fees:                                                     --        --
                                                               -------   -------
   Total:                                                      $37,474   $64,320
                                                               =======   =======

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

          AUDIT-RELATED FEES consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees" and relate to services performed in connection with the review of our Registration Statements on Form SB-2.

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

          Our board of directors serves as our audit committee. It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2005 and 2006, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL HEALTH PARTNERS, INC.


Date: March 23, 2007                    By: /s/ David M. Daniels
                                            ------------------------------------
                                            David M. Daniels
                                            Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                  DATE
---------                  -----                                  -----


/s/ David M. Daniels       Chief Executive Officer, President     March 23, 2007
-------------------------  and Chairman of the Board (Principal
David M. Daniels           Executive Officer)


/s/ Alex Soufflas          Chief Financial Officer, Executive     March 23, 2007
-------------------------  Vice President and Secretary
Alex Soufflas              (Principal Financial and Accounting
                           Officer)

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheet at December 31, 2006                              F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2006 and 2005                                             F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
Years Ended December 31, 2006 and 2005                                       F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005                                                   F-6

Notes to Consolidated Financial Statements - December 31, 2006 and 2005      F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Health Partners, Inc. and Subsidiary
Horsham, Pennsylvania

We have audited the accompanying consolidated balance sheet of National Health Partners, Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Health Partners, Inc. and Subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2007

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                                   DECEMBER 31,
                                                                       2006
                                                                   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  1,596,969
   Prepaid expense                                                      209,992
   Deposits                                                              19,617
                                                                   ------------
      Total current assets                                            1,826,578
                                                                   ------------
Property and equipment, net                                             144,821
Prepaid expense                                                         188,211
                                                                   ------------
      Total assets                                                 $  2,159,610
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $     22,239
   Accrued expenses                                                     108,489
   Deferred revenue                                                     210,592
                                                                   ------------
      Total current liabilities                                         341,320
                                                                   ------------
      Total liabilities                                                 341,320
                                                                   ------------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.001 par value, 100,000,000 shares authorized,
      32,659,106 shares issued and outstanding                           32,659
   Additional paid-in capital                                        20,045,689
   Deferred compensation                                               (391,396)
   Accumulated deficit                                              (17,868,662)
                                                                   ------------
      Total stockholders' equity                                      1,818,290
                                                                   ------------
      Total liabilities and stockholders' equity                   $  2,159,610
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                         2006           2005
                                                     ------------   -----------
Net revenue                                          $  1,870,612   $   245,973
Direct costs                                            1,437,805       350,666
                                                     ------------   -----------
Gross profit (deficit)                                    432,807      (104,693)
                                                     ------------   -----------
Operating expenses:
   Selling and marketing                                3,039,448       241,692
   General and administrative                           7,437,608     3,882,260
                                                     ------------   -----------
Total operating expenses                               10,477,056     4,123,952
                                                     ------------   -----------
Loss from operations                                  (10,044,249)   (4,228,645)
                                                     ------------   -----------
Other income (expense):
   Interest income                                         55,019           717
   Interest expense                                       (12,130)       (5,724)
   Gain on extinguishment of debt                          35,932            --
   Common stock issued for releases                            --      (295,100)
                                                     ------------   -----------
Total other income (expense)                               78,821      (300,107)
                                                     ------------   -----------
Net loss                                             $ (9,965,428)  $(4,528,752)
                                                     ============   ===========
Loss per share -- basic and diluted                  $      (0.39)  $     (0.32)
                                                     ============   ===========
Weighted average number of shares
   outstanding -- basic and diluted                    25,487,248    14,397,546
                                                     ============   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                       DEFERRED                                       TOTAL
                                    COMMON STOCK        ADDITIONAL       STOCK                                    STOCKHOLDERS'
                                -------------------      PAID-IN     SUBSCRIPTION     DEFERRED      ACCUMULATED      EQUITY
                                  SHARES      AMOUNT     CAPITAL        PAYABLE     COMPENSATION      DEFICIT       (DEFICIT)
                                ----------   -------   -----------   ------------   ------------   ------------   -------------
BALANCE AT DECEMBER 31, 2004     9,636,200     9,637     3,727,874       14,650              --      (3,374,482)       377,679
Common stock issued for stock
   subscription payable             36,625        37        14,613      (14,650)             --              --             --
Common stock issued for cash     2,256,625     2,256       900,395           --              --              --        902,651
Common stock issued to prior
   investors for releases          737,750       737       294,362           --              --              --        295,099
Common stock issued for stock
   exchange -- related party     1,800,000     1,800       718,200           --              --              --        720,000
Common stock issued for
   services                      2,587,000     2,587     1,032,213           --              --              --      1,034,800
Warrants issued for services            --        --     1,239,409           --              --              --      1,239,409
Stock offering costs                    --        --      (209,200)          --              --              --       (209,200)
Net loss                                --        --            --           --              --      (4,528,752)    (4,528,752)
                                ----------   -------   -----------     --------       ---------    ------------    -----------
BALANCE AT DECEMBER 31, 2005    17,054,200    17,054     7,717,866           --              --      (7,903,234)      (168,314)
Common stock issued for
   services                      4,941,575     4,942     2,272,358           --        (391,396)             --      1,885,904
Warrants issued for services            --        --       581,400           --              --              --        581,400
Common stock issued upon
   exercise of warrants          6,855,397     6,855     4,742,858           --              --              --      4,749,713
Options issued for services             --        --     2,525,855           --              --              --      2,525,855
Common stock and warrants
   issued for cash               3,797,934     3,798     2,200,362           --              --              --      2,204,160
Common stock issued for
   extinguishment of debt           10,000        10         4,990           --              --              --          5,000
Net loss                                --        --            --           --              --      (9,965,428)    (9,965,428)
                                ----------   -------   -----------     --------       ---------    ------------    -----------
BALANCE AT DECEMBER 31, 2006    32,659,106   $32,659   $20,045,689     $     --       $(391,396)   $(17,868,662)   $ 1,818,290
                                ==========   =======   ===========     ========       =========    ============    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                               -------------------------
                                                                   2006          2005
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(9,965,428)  $(4,528,752)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
         Amortization of common stock issued for services        1,584,414       980,000
         Amortization of warrants issued for services              486,948     1,129,809
         Options issued for services                             2,525,855            --
         Common stock issued for releases                               --       295,100
         Depreciation                                               65,919        51,800
         Bad debt -- note receivable                                    --        25,000
   Changes in operating assets and liabilities:
      Increase in deposits                                            (617)           --
      Increase (decrease) in other current assets                    3,978        (4,042)
      Increase (decrease) in accounts payable and accrued
         expenses                                                  (12,855)       28,783
      Increase (decrease) in accounts payable -- related party     (16,373)       16,373
      Increase in deferred revenue                                 141,951        61,548
      Increase (decrease) in deferred compensation                 (29,000)       29,000
                                                               -----------   -----------
            Net cash used by operating activities               (5,215,208)   (1,915,381)
                                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of marketable securities                       --       320,506
      Increase in notes receivable                                      --       (25,000)
      Decrease (increase) in certificates of deposit                35,717       (35,717)
      Increase in property and equipment                           (83,478)      (36,609)
                                                               -----------   -----------
            Net cash provided (used) by investing activities       (47,761)      223,180
                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of common stock and warrants            2,204,160     1,302,144
      Payment of stock offering costs                                   --       (44,800)
      Proceeds from exercise of warrants                         4,749,713            --
      Proceeds from issuance of notes payable                           --       180,000
      Payments on notes payable                                   (203,742)      (57,251)
                                                               -----------   -----------
            Net cash provided by financing activities            6,750,131     1,380,093
                                                               -----------   -----------
Net increase (decrease) in cash                                  1,487,162      (312,108)
Cash at beginning of year                                          109,807       421,915
                                                               -----------   -----------
Cash at end of year                                            $ 1,596,969   $   109,807
                                                               ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for taxes                                      $        --   $        --
      Cash received from (paid for) interest                   $    42,889   $    (2,722)

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
      Common stock issued for services                         $ 2,277,300   $   980,000
      Warrants issued for services                             $   581,400   $ 1,129,809
      Stock options issued for services                        $ 2,525,855   $        --
      Common stock issued for releases                         $        --   $   295,100
      Common stock issued for stock offering costs             $        --   $   164,400

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 1. DESCRIPTION OF BUSINESS.

          National Health Partners, Inc. (the "Company") was organized on March 10, 1989 as "Spectrum Vision Systems of Indiana, Inc." under the laws of the State of Indiana. The Company changed its name to "National Health Partners, Inc." on March 13, 2001. On December 15, 2004, National Health Brokerage Group, Inc. was organized as a wholly-owned subsidiary of the Company.

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

          The Company sells substantially all of its membership programs through marketing representatives, brokers and agents. The Company typically pays these sellers aggregate commissions of between 10% and 50% of the sale price of the membership programs and/or an up-front fee of between $5 and $30 per member. These sellers are paid the commissions for each member they enroll and for the duration of each such member's membership. They may also recruit other parties to sell the Company's membership programs and receive a portion of the commissions earned by the other parties on sales made by those parties. These sellers do not pay the Company any initial or ongoing fees in connection with their relationship with the Company. They typically offer and sell the Company's membership programs on a part-time basis and may engage in other related or unrelated business activities, including selling the products or services of the Company's competitors. The Company's agreements with these sellers are generally for a term of one year and renew automatically for additional one-year terms unless written notice of termination is delivered by either party to the other at least 30 days prior to the then-current term. None of the Company's employees are compensated on a basis similar to these parties.

          The Company contracts with preferred provider organizations ("PPOs") and other provider networks for access to the discounted rates they have negotiated with their healthcare providers. The principal suppliers of the healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Integrated Health, Three Rivers and HealthFi. The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its CARExpress membership programs with the healthcare providers. The Company typically pays a per member per month fee for use of a provider network that is determined in part based on the number of providers participating in the network, the number of CARExpress members accessing the network, and the particular products or services offered by the providers. The Company's agreements with provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days' prior written notice, and renew automatically for additional terms unless so terminated. Most of these agreements are non-exclusive and contain confidentiality provisions.

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

RECLASSIFICATIONS

          Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders' equity.

ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

          The Company sells discount health care membership programs in return for monthly membership fees. The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership. The Company recognizes the membership fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. The fees are recognized as revenue on a straight-line basis over the longer of the initial contractual term or the expected period during which the services will be performed if the relationship with the member is expected to extend beyond the initial contractual term and the member continues to benefit from the payment of the fees.

          At the beginning of each membership period, the monthly membership fee is paid by the member and recorded as deferred revenue. The Company then recognizes revenue as the services are rendered. Shipping and handling fees that the Company receives for the shipment of membership packages to new members are included in its membership fees and recorded as deferred revenue. The Company typically receives cash within five days of the date the membership fee is charged to a member's credit card. The Company had deferred revenue of $210,592 at December 31, 2006.

          The Company offers a free trial to some of its members. The Company does not recognize any membership revenue during the free-trial period. In the event the member continues the membership after the free-trial period expires, the member pays the monthly membership fee and the Company recognizes revenue as services are rendered.

          The Company typically offers a 30-day money-back guarantee to its members. Members can cancel their membership during the first 30 days of their initial membership period and receive a full refund. After that, members can cancel their membership at the end of any subsequent monthly membership period. If a member cancels his or her membership and the member's credit card has already been processed for the next monthly membership period, a refund check will be issued to the member and no revenue will be recognized for that period. The Company had sales refunds of $432,547 and $54,982 that were debited against sales for the years ended December 31, 2006 and 2005, respectively.

DIRECT COSTS

          The Company's direct costs consist of sales commissions and fees paid to PPOs and provider networks. The Company incurred sales commission expense of $1,143,677 and $275,178 and network provider costs of $294,127 and $75,487 for the years ended December 31, 2006 and 2005, respectively.

SELLING AND MARKETING EXPENSES

          The Company's selling and marketing expenses consist of advertising expenses, marketing expenses, salaries paid to employees selling and marketing the Company's CARExpress membership programs to potential customers, rent expense and depreciation and amortization expense allocated to the Company's selling and marketing activities, and all other selling and marketing expenses incurred by the Company. Depreciation and amortization expense included in selling and marketing expense is derived from the Company's telephones and website and certain of the Company's computers, all of which are an integral part of the Company's selling and marketing activities.

STOCK-BASED COMPENSATION EXPENSE

          Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"), using the modified prospective transition method. SFAS 123R replaced Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123") and superseded APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). Under the modified prospective transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company's estimate of forfeitures of all unvested awards.

          Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25 for all stock-based compensation granted to employees. Under APB 25, when the exercise price of stock-based compensation granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of stock-based compensation granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

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

          The Company uses the Black-Scholes pricing model to determine the fair value of the stock-based compensation that it grants to employees and non-employees. The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock. The computation of volatility is intended to produce a volatility value that is representative of the Company's expectations about the future volatility of the price of its common stock over an expected term.

          The Company used its past share price history to determine volatility. The Company's shares of common stock began trading on the OTC Bulletin Board on March 30, 2006. The Company cannot predict how the price of its shares of common stock will continue to trade on the OTC Bulletin Board. As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

          As a result of adopting SFAS 123R on January 1, 2006, the Company recognized $2,525,855 of stock option expense that it would not have otherwise recognized during the year ended December 31, 2006 under APB 25. As a result, the Company's net loss for the year ended December 31, 2006 was $(9,965,428) and its basic and diluted net loss per share was $(0.39).

          The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 had the Company adopted SFAS 123R on January 1, 2005:

                                                              FOR THE YEAR ENDED
                                                               DECEMBER 31, 2005
                                                              ------------------
Net loss as reported                                              $(4,528,752)
Stock-based employee compensation
cost included in net income (loss) as
reported, net of related tax effects                                       --
Stock-based employee compensation
cost under the fair value based method,
net of related tax effects                                         (1,119,252)
                                                                  -----------
Pro forma net income (loss)                                       $(5,648,004)
                                                                  ===========
Earnings (loss) per share:
   Basic & diluted - as reported                                  $     (0.32)
   Basic & diluted - pro forma                                    $     (0.39)

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

          Net deferred tax assets consisted of the following components at December 31, 2006 and 2005, respectively:

                                                              DECEMBER 31,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
Deferred tax assets:
   Net operating loss carryforwards                   $ 3,424,400   $ 1,653,900
Deferred tax liabilities:
   Depreciation                                           (13,990)      (22,400)
Valuation allowance                                    (3,410,410)   (1,631,500)
                                                      -----------   -----------
Net deferred tax asset                                $        --     $      --
                                                      ===========   ===========

          At December 31, 2006, the Company had net operating loss carry-forwards of approximately $8,780,000 that may be offset against future taxable income from the years 2007 through 2027. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Subsequent ownership changes could further affect the limitation in future years. These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

          In calculating the amount of pretax income from continuing operations for the years ended December 31, 2006 and 2005, the amount of income tax calculated under accounting principles generally accepted in the United States of America differed from the amount of income tax determined under United States federal and state income tax provisions as follows:

                                                              DECEMBER 31,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
Book Income                                           $(3,885,880)  $(1,766,000)
Meals and entertainment                                     1,395         2,800
Depreciation                                               (7,235)      (25,677)
Accrued compensation                                           --        29,000
Stock compensation                                      2,099,980     1,002,030
Other                                                        (280)           --
Valuation allowance                                     1,792,020       757,847
                                                      -----------   -----------
                                                      $        --   $        --
                                                      ===========   ===========

LOSS PER SHARE

          Basic loss per share is based on the weighted average number of shares of the Company's common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year. The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year. An aggregate of 20,732,686 and 23,681,004 shares of common stock underlying options and warrants that were outstanding on December 31, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive. As a result, basic loss per share was equal to diluted loss per share for each year.

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
Net loss, as reported                                 $(9,965,428)  $(4,528,752)
Weighted average number of
shares outstanding - basic and diluted                 25,487,248    14,397,546
                                                      -----------   -----------
Earnings (loss) per share -
   basic and diluted                                  $     (0.39)  $     (0.32)
                                                      ===========   ===========

CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents.

FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's cash and cash equivalents, accounts payable, accrued liabilities, and other short-term liabilities in the consolidated balance sheet approximate their fair value due to the short-tem maturity of these instruments and obligations.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company has issued common stock and warrants to certain consultants to the Company, and has evaluated the terms and conditions of the common stock and warrants to determine whether the warrants represented embedded or freestanding derivative instruments under the provisions of Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," and Emerging Issues Task Force No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK" ("EITF 00-19"). The Company determined that the warrants did not represent freestanding derivative instruments and that the warrants did not meet the requirements for liability classification under EITF 00-19. As a result, the fair value of the warrants is reflected in the Company's additional paid-in capital. The fair value of the Company's derivative financial instruments are estimated using the Black-Scholes pricing model which takes into consideration the estimated term of the warrants, the volatility of the price of the Company's common stock, interest rates and the probability that the warrants will be exercised.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FASB Interpretation 48"). FASB Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FASB Interpretation 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation 48 becomes effective for the Company for the fiscal year ended December 31, 2007.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB 108"). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS," a replacement of APB Opinion No. 20, "ACCOUNTING CHANGES," and Statement No. 3, "REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS." SAB 108 became effective for the Company for the year ended December 31, 2006.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 - "FAIR VALUE MEASUREMENTS" ("SFAS 157"). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company's assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.

          On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, discussed above, and Statement of Financial Accounting Standards No. 107 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS 159 is effective as of the beginning of a company's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.

NOTE 3. PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31, 2006:

Computers                          $  60,708
Software                               6,109
Furniture                             27,968
Telephone                             80,780
Website                              106,477
  Less: accumulated depreciation    (137,221)
                                   ---------
     Net property and equipment    $ 144,821
                                   =========

Depreciation expense for the years ended December 31, 2006 and 2005 was $65,919 and $51,800, respectively.

NOTE 4. ACCRUED EXPENSES

          Accrued expenses consist primarily of amounts owed to an unrelated third party for its payment of certain Company liabilities in 2001 and 2002. In connection with the Company's execution of a note payable for a portion of the amount owed and the Company's agreement to pay the remaining balance of the amount owed thereafter, the third party agreed to accept payments of $5,000 per month until all amounts are paid in full. The note payable was paid off in full in 2006. The balance of accrued expenses owed to this third party at December 31, 2006 was $40,010.

NOTE 5. COMMITMENTS AND CONTINGENCIES

          The Company's material commitments and contingencies consist of an operating lease for its office space in Pennsylvania and employment agreements with its executive officers.

OPERATING LEASES

          The Company entered into a lease for a facility located in Horsham, Pennsylvania on December 1, 2001, which was amended on April 22, 2004. This is a three-year lease expiring on May 30, 2007. This lease required a security deposit of $19,000. The starting monthly payment is $12,579 for the first year and increases each subsequent year. Future minimum payments under this lease for the year ended December 31, 2007 will be $65,922.

EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with each of its executive officers. Future minimum payments under these employment agreements are as follows:

                            FISCAL YEAR     AMOUNT
                            -----------   ----------
                               2007       $  949,920
                               2008        1,044,912
                               2009          748,107
                               2010           56,315
                                          ----------
                                          $2,799,254
                                          ==========

NOTE 6. 2006 STOCK INCENTIVE PLAN

          On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan. Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 3, 2006, awards for an aggregate of 4,396,575 shares of common stock had been issued under the plan. The plan terminates on February 1, 2016. On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the National Health Partners, Inc. 2006 Stock Incentive Plan.

NOTE 7. COMMON STOCK AND WARRANTS

          The Company's authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at December 31, 2006 and 2005, respectively, of which 32,659,106 and 17,054,200 shares of common stock were outstanding at December 31, 2006 and 2005, respectively. Warrants exercisable into an aggregate of 11,437,686 and 15,636,004 shares of the Company's common stock were outstanding on December 31, 2006 and 2005, respectively.

          The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model. Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued for services during the year ended December 31, 2006: a dividend yield of zero percent, an expected volatility of between 262% and 282%, a risk-free interest rate of 3.5% and a remaining contractual term of 2 years. The Company follows Emerging Issues Task Force No. 96-18 to recognize the fair value of warrants granted. Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered. The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

NON CAPITAL-RAISING TRANSACTIONS

          In June 2005, the Company issued 2,450,000 shares of common stock, Class A warrants to acquire 600,000 shares, Class B warrants to acquire 600,000 shares, and Class C warrants to acquire 1,625,000 shares to consultants for services pursuant to several consulting agreements. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2007. All Class B warrants have an exercise price of $.80 per share, are exercisable for a period of three years commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2008. All Class C warrants had an exercise price of $.60 per share, were exercisable for a period of 180 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expired on December 31, 2006. The Company granted registration rights covering 3,537,500 of these shares. The shares, Class A warrants, Class B warrants and Class C warrants were valued at $0.40 per share for total consideration of $2,110,000, all of which was recognized as expense during the year ended December 31, 2005.

          On February 8, 2006, the Company issued 300,000 shares of common stock to Roger H. Folts, the Company's former Chief Financial Officer, in partial consideration for certain accounting and related services to be provided to the Company under a consulting agreement. The shares were valued at $0.40 per share for total consideration of $120,000, all of which was recognized as expense during the year ended December 31, 2006.

          In February and March 2006, the Company issued 2,507,000 shares of common stock and warrants to acquire 1,530,000 shares to service providers and consultants for services pursuant to several agreements. Each warrant gave the holder the right to purchase one share of common stock. All warrants have an exercise price of $.60 per share, are exercisable for a period of 24 months from the date of issuance, and expire on March 31, 2008. The shares and warrants were valued at $0.40 per share for total consideration of $1,584,200. The Company recognized $1,276,432 of expense during the year ended December 31, 2006 in connection with the issuance of these shares and warrants.

          On March 24, 2006, the Company issued 36,250 shares of common stock to employees in partial payment of accrued salaries. The shares were valued at $0.40 per share for total consideration of $14,500, all of which was recognized as expense during the year ended December 31, 2006.

          On March 28, 2006, the Company issued restricted stock awards to David
M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor for 450,000, 300,000, 225,000 and 375,000 shares of common stock, respectively. The awards vest in three equal annual installments commencing on the first anniversary of the date of grant. The shares were valued at $0.40 per share for total consideration of $540,000. The Company recognized $148,604 of expense during the year ended December 31, 2006 in connection with the issuance of these shares.

          On April 1, 2006, the Company issued 10,000 shares of common stock to Centerpointe Property, LLC in connection with the termination of its lease for the office space in Sarasota, Florida in full payment of all rent and other expenses that were due and payable, and the Company and Centerpointe agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease. The Company did not incur any material early termination penalties in connection with the termination of the Lease. The shares were valued at $0.50 per share for total consideration of $5,000, all of which was recognized as expense during the nine months ended September 30, 2006. The Company recognized a gain on the extinguishment of debt in the amount of $35,932 during the year ended September, 2006 in connection with the issuance of these shares.

          On April 1, 2006, the Company issued 350,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were valued at $0.50 per share for total consideration of $175,000, all of which was recognized as expense during the year ended December 31, 2006.

          In April, May and June 2006, the Company issued 23,325 shares of common stock to a consultant pursuant to a consulting agreement. The shares were issued at the closing price of the Company's common stock on the day immediately preceding the date of issuance for total consideration of $30,000, all of which was recognized as expense during the year ended December 31, 2006.

          On September 12, 2006, the Company issued 100,000 shares of common stock to a business partner pursuant to a sales and marketing agreement. The shares were issued at the closing price of the Company's common stock on the day immediately preceding the date of issuance for total consideration of $74,000, all of which was recognized as expense during the year ended December 31, 2006.

          On September 14, 2006, the Company issued 50,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were issued at the closing price of the Company's common stock on the day immediately preceding the date of issuance for total consideration of $57,000, all of which was recognized as expense during the year ended December 31, 2006.

          On October 23, 2006, the Company issued 200,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were issued at the closing price of the Company's common stock on the day immediately preceding the date of issuance for total consideration of $236,000, all of which was recognized as expense during the year ended December 31, 2006.

          On October 31, 2006, the Company issued 25,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were issued at the closing price of the Company's common stock on the day immediately preceding the date of issuance for total consideration of $28,000, all of which was recognized as expense during the year ended December 31, 2006.

CAPITAL-RAISING TRANSACTIONS

          Between September 2004 and April 2005, the Company issued 2,448,750 shares of common stock for aggregate gross proceeds of $979,500, or $.40 per share. The Company issued 2,281,250 of these shares for $912,500 during prior to December 31, 2004. Subsequent to December 31, 2004, the Company issued 36,625 of these shares for $14,650 that was received prior to December 31, 2004, and issued 130,875 of these shares for $52,350 that was received subsequent to December 31, 2004. The shares were sold in units consisting of three shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.20 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants had an exercise price of $1.00 per share, were exercisable for a period of 180 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expired on November 30, 2006. All Class B warrants had an exercise price of $2.00 per share, were exercisable for a period of 360 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expired on November 30, 2006. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants.

          In March 2005, the Company issued 737,750 shares of common stock to previous investors participating in the private placements completed in August and September 2004. In these private placements, the Company had originally agreed to use its reasonable best efforts to file a registration statement with the SEC within two months of the date of termination of the private placements to register 50% of the shares of the common stock that it issued and 50% of the shares of common stock underlying the Class A warrants and Class B warrants that it issued. The Company issued the additional shares to these previous investors in consideration for the investors agreeing to an amendment to their securities purchase agreements for the private placements pursuant to which: (i) the date by which the Company agreed to use its reasonable best efforts to file a registration statement with the SEC was extended to June 30, 2005, and (ii) the Company was released from any liability for any possible breach of the securities purchase agreements arising out of the Company's obligation to use its reasonable best efforts to file a registration statement with the SEC. The Company ascribed an aggregate value of $295,100 to the shares issued in March 2005, equivalent to $.40 per share. These shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants had an exercise price of $1.00 per share, were exercisable for a period of 180 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expired on November 30, 2006. All Class B warrants had an exercise price of $2.00 per share, were exercisable for a period of 360 days commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expired on November 30, 2006. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants.

          In April 2005, the Company issued 1,800,000 shares of common stock, Class A warrants to acquire 1,800,000 shares of common stock and Class B warrants to acquire 1,800,000 shares of common stock to Ronald F. Westman, a related party, in exchange for 2,740,000 shares of Infinium Labs, Inc. then valued at $720,000. The shares were sold in units consisting of three shares of common stock, three Class A warrants and three Class B warrants at a purchase price of $1.20 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2007. All Class B warrants have an exercise price of $.80 per share, are exercisable for a period of three years commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2008. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants. If the proceeds from the sale of the Infinium shares were less than $720,000, the investor was required to make up the difference in either additional Infinium stock or cash. If the proceeds from the sale of the Infinium shares were greater than $720,000, the Company was required to return the excess proceeds to the investor. The Company completed the sale of the last of its shares of common stock of Infinium Labs on September 7, 2005, resulting in aggregate gross proceeds of $320,506 from the sale of all 2,740,000 shares. The investor paid the remaining funds to the Company in cash on September 16, 2005.

          Between April and May 2005, the Company issued 635,750 shares of common stock for aggregate gross proceeds of $254,300 or $.40 per share. The shares were sold in units consisting of three shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.20 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2007. All Class B warrants have an exercise price of $.80 per share, are exercisable for a period of three years commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2008. The Company granted registration rights covering fifty percent of all shares issued and fifty percent of all shares underlying the Class A warrants and Class B warrants.

          Between May and June 2005, the Company issued 1,490,000 shares of common stock for aggregate gross proceeds of $596,000 or $.40 per share. The shares were sold in units consisting of three shares of common stock, three Class A warrants and three Class B warrants at a purchase price of $1.20 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $.60 per share, are exercisable for a period of 18 months commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2007. All Class B warrants have an exercise price of $.80 per share, are exercisable for a period of three years commencing on the effective date of a registration statement covering certain of the shares underlying the warrants, and expire on December 31, 2008. Park Financial Group, Inc., a registered broker-dealer, served as the Company's placement agent for this offering. The Company paid Park Financial Group a placement agent fee consisting of $44,800 and 137,000 units that were identical to the units sold in the offering. The Company granted registration rights covering fifty percent of all shares issued to the investors and Park Financial Group and fifty percent of all shares underlying the Class A warrants and Class B warrants issued to the investors and Park Financial Group.

          In May 2006, the Company completed a private offering of 211,934 shares of common stock. The shares were sold for $0.60 per share for aggregate gross proceeds of $127,160. The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.20 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants have an exercise price of $0.60 per share, are exercisable for a period of 18 months commencing on the date of issuance, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.80 per share, are exercisable for a period of 36 months commencing on the date of issuance, and expire at the end of the exercise period.

          In August 2006, the Company completed a private offering of 1,705,000 shares of common stock. The shares were sold for $0.80 per share for aggregate gross proceeds of $1,364,000. The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.80 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants had an exercise price of $0.80 per share, were exercisable until August 31, 2006, and expired at the end of the exercise period. All Class B warrants had an exercise price of $1.00 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period. The Company granted registration rights covering all shares issued by the Company upon the exercise of the warrants.

          In September 2006, the Company completed a private offering of 710,000 shares of common stock. The shares were sold for $0.50 per share for aggregate gross proceeds of $355,000. The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.50 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants had an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period. All Class B warrants have an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. The Company paid finder fees consisting of 106,500 units identical to the units sold in the offering. The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

          In September 2006, the Company completed a private offering of 200,000 shares of common stock. The shares were sold for $0.50 per share for aggregate gross proceeds of $100,000. The shares were sold in units consisting of two shares of common stock, two Class A warrants, two Class B warrants and two Class C warrants at a purchase price of $0.50 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants had an exercise price of $0.50 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period. All Class B warrants have an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. The Company paid finder fees consisting of 15,000 units identical to the units sold in the offering. The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

          In October 2006, the Company completed a private offering of 510,000 shares of common stock. The shares were sold for $0.50 per share for aggregate gross proceeds of $255,000. The shares were sold in units consisting of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant at a purchase price of $0.50 per unit. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants had an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period. All Class B warrants had an exercise price of $0.50 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period. All Class C warrants have an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period. All Class D warrants have an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. The Company paid finder fees consisting of 76,500 units identical to the units sold in the offering. The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

          In October 2006, the Company completed a private offering of Class A warrants to acquire 1,500,000 shares of its common stock and Class B warrants to acquire 1,500,000 shares of its common stock. The shares were sold in units consisting of 50,000 Class A warrants and 50,000 Class B warrants. The units were sold for $100 per unit for aggregate gross proceeds of $3,000. Each warrant gave the holder the right to purchase one share of common stock. All Class A warrants had an exercise price of $0.60 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period. All Class B warrants have an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period. The Company granted registration rights covering (i) all shares issued by the Company upon the exercise of the warrants in full by November 30, 2006, or (ii) 50% of the shares issued by the Company upon the exercise of the warrants if the warrants are not exercised in full by November 30, 2006.

          During the year ended December 31, 2006, the Company received aggregate gross proceeds of $4,749,713 from the exercise of warrants held by certain of the Company's security holders. The Company issued a total of 6,855,397 shares of its common stock in connection therewith at exercise prices ranging from $0.50 to $2.00.

NOTE 8. STOCK OPTIONS

          Stock options exercisable into an aggregate of 8,095,000 and 8,045,000 shares of the Company's common stock were outstanding on December 31, 2006 and 2005, respectively. The weighted average exercise price of the stock options outstanding on December 31, 2006 was $0.40. The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE." Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 262% and 282%, a risk-free interest rate of 3.5 percent and a remaining contractual life of 8.97 years.

          In May 2005, the Company cancelled stock options previously issued to
R. Dennis Bowers, David M. Daniels, Roger H. Folts and Patricia S. Bathurst in September 2004 to acquire 2,500,000, 2,500,000, 1,000,000 and 1,000,000 shares of common stock, respectively. The cancellation was effective February 1, 2005.

          In May 2005, the Company issued stock options to David M. Daniels, Roger H. Folts and Patricia S. Bathurst to acquire 2,500,000, 1,000,000 and 1,000,000 shares of common stock, respectively. The options have an exercise price of $0.40 per share and vest as follows: 25% on the date of grant and 25% per year commencing February 1, 2006. The options have a term of 10 years.

NOTE 8. STOCK OPTIONS

          In May 2005, the Company issued a stock option to acquire 150,000 shares of common stock to a new employee. The option has an exercise price of $.40 per share, vested in full on the date of grant, and has a term of five years.

          In June 2005, the Company issued a stock option to acquire up to 400,000 shares of common stock to a business partner. The option has an exercise price of $0.50, vests upon the achievement of various performance criteria by December 31, 2005, and has a term of one year. None of the performance criteria were satisfied. As a result, the option did not vest as to any of the underlying shares. The option expired in June 2006.

          In June 2005, the Company issued stock options to each of Ronald F. Westman and Jay Rosen, two non-employee directors of the Company, to acquire 350,000 shares of common stock. The options have an exercise price of $.40 per share and vest as follows: 100,000 shares on the date of grant and 250,000 shares on the first anniversary of the date of grant if the director remains a member of the board of directors continuously during the period commencing on the date of grant and ending on the first anniversary of the date of grant. The options have a term of five years. Each of these directors discontinued their service as members of the board of directors prior to the first anniversary of the date of grant. As a result, these options will not vest as to an aggregate of 500,000 of the underlying shares.

          In August 2005, the Company issued stock options to each of Alex Soufflas and David A. Taylor to acquire 1,000,000 shares of common stock. The options have an exercise price of $0.40 per share, vest in four equal annual installments commencing February 1, 2006, and have a term of 10 years.

          In September 2005, the Company issued a stock option to acquire 250,000 shares of common stock to a new employee. The option has an exercise price of $.40 per share and vests as follows: (i) 50,000 shares on the date of grant, and (ii) the remaining 200,000 shares in four equal annual installments commencing on June 20, 2006. The option has a term of five years.

          In December 2005, the Company issued stock options for an aggregate of 30,000 shares of common stock to seven of its employees. The options are exercisable at $0.40 per share, vested in full on the date of grant and have a term of three years.

          In December 2006, the Company amended each of the stock options granted to David M. Daniels and Patricia S. Bathurst in May 2005, Alex Soufflas and David A. Taylor in August 2005, and the employee who joined the company in September 2005 to accelerate the vesting of the options so that they were vested in full in December 2006.

          In December 2006, the Company issued stock options to David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 250,000, 150,000 and 50,000 shares of common stock, respectively. The options have an exercise price of $0.88 per share, were vested in full on the date of grant, and have a term of 10 years.

          A summary of the stock options issued during the year ended December 31, 2006 is set forth below. No stock options were exercised during the year ended December 31, 2006.

                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                              SHARES      PRICE
                                                            ---------   --------
Outstanding, January 1, 2006                                8,045,000     $0.40
   Granted                                                    450,000      0.88
   Expired                                                   (400,000)     0.40
                                                            ---------     -----
Outstanding, December 31, 2006                              8,095,000     $0.43
                                                            =========     =====
Exercisable, December 31, 2006                              7,595,000     $0.45
                                                            =========     =====

                                               WEIGHTED
                                                AVERAGE    WEIGHTED
                                 NUMBER        REMAINING    AVERAGE
                RANGE OF       OUTSTANDING   CONTRACTUAL   EXERCISE
             EXERCISE PRICES   AT 12/31/06       LIFE        PRICE
             ---------------   -----------   -----------   --------
              $0.40 - $0.88     8,095,000        8.97       $0.43
                                =========        ====       =====

NOTE 9. RELATED-PARTY TRANSACTIONS

          In May 2005, the Company issued stock options to David M. Daniels, Roger H. Folts and Patricia S. Bathurst to acquire 2,500,000, 1,000,000 and 1,000,000 shares of common stock, respectively. The options have an exercise price of $0.40 per share and vest as follows: 25% on the date of grant and 25% per year commencing February 1, 2006. The options have a term of 10 years.

          In June 2005, the Company entered into a lease for office space in Sarasota, Florida. The lease is for approximately 4,000 square feet of space, commenced on July 1, 2005, requires initial monthly payments of $8,186, and expires on July 1, 2010. The office building is owned by Ronald F. Westman, a principal stockholder of the Company who served as a member of the Company's board of directors from June 29, 2005 to September 26, 2005.

          In June 2005, the Company issued stock options to each of Ronald F. Westman and Jay Rosen, two non-employee directors of the Company, to acquire 350,000 shares of common stock. The options have an exercise price of $.40 per share and vest as follows: 100,000 shares on the date of grant and 250,000 shares on the first anniversary of the date of grant if the director remains a member of the board of directors continuously during the period commencing on the date of grant and ending on the first anniversary of the date of grant. The options have a term of five years. Each of these directors discontinued their service as members of the board of directors prior to the first anniversary of the date of grant. As a result, these options will not vest as to an aggregate of 500,000 of the underlying shares.

          In August 2005, the Company issued stock options to each of Alex Soufflas and David A. Taylor to acquire 1,000,000 shares of common stock. The options have an exercise price of $0.40 per share, vest in four equal annual installments commencing February 1, 2006, and have a term of 10 years.

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

          In December 2006, the Company amended each of the stock options granted to David M. Daniels and Patricia S. Bathurst in May 2005, Alex Soufflas and David A. Taylor in August 2005, and the employee who joined the company in September 2005 to accelerate the vesting of the options so that they were vested in full in December 2006.

          In December 2006, the Company issued stock options to David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 250,000, 150,000 and 50,000 shares of common stock, respectively. The options have an exercise price of $0.88 per share, were vested in full on the date of grant, and have a term of 10 years.

NOTE 10. INITIAL PUBLIC OFFERING

          On January 27, 2006, the Company's registration statement on Form SB-2, File No. 333-126315, was declared effective by the Securities and Exchange Commission in connection with the initial public offering of 10,258,135 shares of common stock to be sold by certain selling security holders. The Company did not receive any proceeds from the offering.

NOTE 11. SUBSEQUENT EVENTS

          On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan.

          On March 14, 2007, the Company amended the Agreement for Lease of its office space in Horsham, Pennsylvania to extend the term of the lease by a period of three years.

          On March 15, 2007, the Company terminated the employment of David A. Taylor, its Senior Vice President - National Sales.

                                  EXHIBIT INDEX

EXHIBIT                             EXHIBIT DESCRIPTION
-------   ----------------------------------------------------------------------
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