Form 10QSB
period 2007-03-31
National Health Partners Inc
filed 2007-05-14
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from to

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

Yes  ☒   No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 32,949,106 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on May 10, 2007.

Transitional Small Business Disclosure Format (check one):                             Yes  ☐   No  ☒

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

National Health Partners, Inc. and Subsidiary

Consolidated Balance Sheet (Unaudited)

March 31,
2007

Assets

Current assets:
Cash and cash equivalents	$1,170,590
Prepaid expense	319,232
Deposits	126,022

Total current assets	1,615,844

Property and equipment, net	124,942
Prepaid expense	149,941

Total assets	$1,890,727

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$55,563
Accrued expenses	25,440
Deferred revenue	270,712

Total current liabilities	351,715

Total liabilities	351,715

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,949,106 shares issued and outstanding	32,949
Additional paid-in capital	20,240,714
Deferred compensation	(226,253)
Accumulated deficit	(18,508,398)

Total stockholders’ equity	1,539,012

Total libilities and shareholder’s equity	$1,890,727

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Net revenue	$1,044,508	$324,404

Direct costs	568,083	149,087

Gross profit	476,425	175,317

Operating expenses:
Selling and marketing	71,938	102,337
General and administrative	1,050,553	1,026,073

Total operating expenses	1,122,491	1,128,410

Loss from operations	(646,066)	(953,093)

Other income (expense):
Interest income (expense)	6,330	(6,431)
Gain on recovery of bad debt	—	12,330
Other income	—	22,724

Total other income (expense)	6,330	28,623

Net loss	$(639,736)	$(924,470)

Loss per share — basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares outstanding — basic and diluted	30,757,384	15,713,668

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc.and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities

Net loss	$(639,736)	$(924,470)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	284,473	65,183
Options issued for services	5,014	442,490
Depreciation	19,878	14,428
Changes in operating assets and liabilities:
Increase in deposits	(106,405)	(5,909)
Decrease (increase) in other current assets	—	4,042
Increase (decrease) in accounts payable and accrued expenses	(49,723)	12,857
Increase in accounts payable — related party	—	25,580
Increase (decrease) in deferred revenue	60,120	3,010
Decrease in deferred compensation	—	(29,000)

Net cash used by operating activities	(426,379)	(391,789)

Cash flows from investing activities

Decrease in certificates of deposit	—	35,717

Net cash provided by investing activities	—	35,717

Cash flows from financing activities

Proceeds from exercise of warrants	—	509,375
Proceeds from issuance of notes payable	—	12,000
Payments on notes payable	—	(30,000)

Net cash provided by financing activities	—	491,375

Net increase (decrease) in cash	(426,379)	135,303
Cash at beginning of quarter	1,596,969	109,807

Cash at end of quarter	$1,170,590	$245,110

The accompanying notes are an integral part of these consolidated financial statements

	For the Three Months Ended
	March 31,
	2007	2006
Supplemental disclosure of cash flow information

Cash paid for taxes	$—	$—
Cash received (paid) for interest	$6,330	$(1,125)

Schedule of non-cash financing activities

Common stock issued for services	$190,300	$53,128
Warrants issued for services	$—	$12,055
Options issued for services	$95,796	$442,490

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

Note 1.  Description of Business

National Health Partners, Inc. (the “Company”) was organized on March 10, 1989 as Spectrum Vision Systems of Indiana, Inc. under the laws of the State of Indiana.  The Company changed its name to “National Health Partners, Inc.” on March 13, 2001.  On December 15, 2004, National Health Brokerage Group, Inc. was organized as a wholly-owned subsidiary of the Company.  The Company sells membership programs that encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs and vision care through a national healthcare savings network called “CARExpress.”  The Company markets its programs directly through infomercials, newspapers, publications and its website, and indirectly through marketing representatives, brokers and agents, retail chains and outlets, small businesses and trade associates, and unions and associations.  The Company derives substantially all of its revenue from the monthly membership fees it receives from members of its membership programs.

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiary, National Health Brokerage Group, Inc. All material intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in the financial statements for 2006 have been reclassified to conform to the 2007 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

As of March 31, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, have not changed materially.

Note 3.  Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance therewith, the Company recognized $289,487 of stock compensation expense during the three months ended March 31, 2007.

Note 4.  Loss per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable three-month period, and is calculated by dividing the reported net loss for the applicable three-month period by the weighted average number of shares of common stock outstanding during the applicable three-month period.   The Company calculates diluted loss per share by dividing the reported net loss for the applicable three-month period by the weighted average number of shares of common stock outstanding during the applicable three-month period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the applicable three-month period.  An aggregate of 20,732,686 and 24,529,629 shares of common stock underlying options and warrants that were outstanding on March 31, 2007 and 2006, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each three-month period.

	For the Three Months Ended March 31,
	2007	2006

Net loss as reported	$(639,736)	$(924,470)

Weighted average number of shares outstanding – basic and diluted	30,757,384	15,713,668
Earnings (loss) per share – basis and diluted	$(0.02)	$(0.06)

Note 5.  Property and Equipment

Property and equipment consisted of the following at March 31, 2007:

Computers	$60,707
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(157,099)

Net property and equipment	$124,942

Depreciation expense for the three months ended March 31, 2007 and 2006 was $19,878 and $14,428, respectively.

Note 6.  Accrued Expenses

Accrued expenses consist primarily of amounts owed to an unrelated third party for its payment of certain Company liabilities in 2001 and 2002.  In connection with the Company’s execution of a note payable for a portion of the amount owed and the Company’s agreement to pay the remaining balance of the amount owed thereafter, the third party agreed to accept payments of $5,000 per month until all amounts are paid in full.  The note payable was paid off in full in 2006.  The balance of accrued expenses owed to this third party at March 31, 2007 was $25,009.

Note 7.  Commitments and Contingencies

The Company’s material commitments and contingencies consist of an operating lease for its office space in Pennsylvania and employment agreements with its current and former executive officers.

Operating Leases

The Company is a party to a lease for its office facility located in Horsham, Pennsylvania which was most recently amended on March 13, 2007.  The amendment extended the term of the lease from May 31, 2007 to May 31, 2010.  The Amendment provides for an initial monthly rent payment of $7,803 and an initial monthly operating expense payment of approximately $5,620.

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount
2007	$120,219
2008	163,138
2009	166,672
2010	70,060
$520,089

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers and one of its former executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount
2007	$712,440
2008	1,044,912
2009	748,107
2010	56,315
$2,561,774

Note 8.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and such other equity-based or equity-related awards.  As of March 31, 2007, awards for an aggregate of 4,466,575 shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the National Health Partners, Inc. 2006 Stock Incentive Plan.

Note 9.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at March 31, 2007 and 2006, respectively, of which 32,949,106 and 21,928,825 shares of common stock were outstanding at March 31, 2007 and 2006, respectively.  Warrants exercisable into an aggregate of 11,437,686 and 16,484,629 shares of the Company’s common stock were outstanding on March 31, 2007 and 2006, respectively.

The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model.  Under this model, the Company used the following weighted-average assumptions to determine the fair value of the outstanding warrants that were issued for services: a dividend yield of zero percent, an expected volatility of 276%, a risk-free interest rate of 3.5% and a remaining contractual term of 2 years.  The Company follows Emerging Issues Task Force No. 96-18 to recognize the fair value of warrants granted.  Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered.  The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

On March 14, 2007, the Company issued a restricted stock award for 200,000 shares of common stock to a business partner.  The awards vests in four equal quarterly installments commencing June 30, 2007 if certain performance criteria are achieved.  The shares were valued at $0.65 per share for total consideration of $130,000.  The Company recognized $5,770 of expense during the three months ended March 31, 2007 in connection with the issuance of these shares.

On March 16, 2007, the Company issued 30,000 shares of common stock to each of three consultants pursuant to individual consulting agreements.  The shares were issued at the closing price of the Company’s common stock on the date of issuance for total consideration of $60,300, all of which was recognized as expense during the three months ended March 31, 2007.

Note 10.  Stock Options

Stock options exercisable into an aggregate of 8,235,000 and 8,045,000 shares of the Company’s common stock were outstanding on March 31, 2007 and 2006, respectively.  The weighted average exercise price of the stock options outstanding on March 31, 2007 was $0.43.  No options were exercised during the three months ended March 31, 2007.

The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 257% and 282%, a risk-free interest rate of between 3.5 percent and 4.8%, and a remaining contractual life of 8.99 years.

In January 2007, the Company issued a stock option to a new employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.69 per share and vests as follows: 25% on the date of grant and 25% per year commencing January 22, 2008.  The option has a term of 10 years and was valued at $68,997 on the date of grant.  The Company recognized $4,281 of expense during the three months ended March 31, 2007 in connection with the issuance of this option.

In March 2007, the Company issued a stock option to a new employee to acquire 40,000 shares of common stock.  The option has an exercise price of $0.67 per share and vests as follows: 25% on the date of grant and 25% per year commencing March 1, 2008.  The option has a term of 10 years and was valued at $26,799 on the date of grant.  The Company recognized $734 of expense during the three months ended March 31, 2007 in connection with the issuance of this option.

Note 11.  Related-Party Transactions

On March 15, 2007, the Company terminated the employment of David A. Taylor, its Senior Vice President – National Sales.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenue and costs, and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

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

•                  demand for and acceptance of our CARExpress membership programs;

•                  our dependence on a limited number of preferred provider organizations (“PPOs”) and other provider networks for healthcare providers;

•                  our dependence upon a limited number of marketing and distribution partners for substantially all of our revenue;

•                  our ability to market our CARExpress membership programs and develop and expand the market for our CARExpress membership programs;

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth under the captions “Item 1.  Description of Business – Risks and Uncertainties” and “Item 6.  Management’s Discussions and Analysis” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2.  Management’s Discussion and Analysis.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to National Health Partners, Inc. and its subsidiaries.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the captions “Item 1.  Description of Business – Risks and Uncertainties” and “Item 6.  Management’s Discussion and Analysis” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

Overview

We are a national healthcare savings organization that was formed by healthcare professionals to address the need for affordable healthcare nationwide.  We create, market and sell discount healthcare membership programs to predominantly underserved markets in the healthcare industry through a national healthcare savings network called CARExpress (“CARExpress”).  CARExpress is a network of hospitals, doctors, dentists, pharmacists and other healthcare providers comprised of over 1,000,000 medical professionals that have agreed to render their services and products to CARExpress members at discounted prices.  CARExpress enables people to engage in point-of-service transactions directly with these providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds.  Our programs offer savings on healthcare services to persons who are uninsured and underinsured and to those who purchase only high deductible or limited benefit medical insurance policies by providing access to the same PPOs that are utilized by employers that self-fund at least a portion of their employees’ healthcare costs.  Our programs are also used to supplement benefit plans and fill in the gaps created by the need to reduce health benefits to keep the costs of health insurance reasonable.  We sell our programs directly and indirectly through resellers that privately label or co-brand our programs and employers that offer our programs to their employees.

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

Recent Developments

We have experienced a substantial increase in our revenue and membership base over the past 12 months.  We achieved revenue of $1,044,508 for the three-month period ended March 31, 2007, compared to revenue of $324,404 for the three-month period ended March 31, 2006, an increase of over 220%.  We have entered into agreements with several marketing and distribution partners that are selling our CARExpress membership programs to the public and are currently in negotiations with several other companies regarding the sale of our CARExpress membership programs.

We are currently in the process of creating our first CARExpress “wrap-around” programs.  We plan to offer several programs that will consist of our CARExpress comprehensive discount health program and various limited liability insurance benefits under the name “CARExpress Plus.”  Members of our CARExpress Plus programs will be able to use the health discount component of the programs to obtain discounts on healthcare costs, then use the insurance component of the programs to cover healthcare costs up to the amount of the coverage limit.  Each CARExpress Plus program will provide coverage for the member’s full family or, at the member’s option, coverage limited exclusively to the primary insured.  We intend to market and sell our CARExpress Plus programs initially through brokers, agents and other independent third parties and, in the future, directly through National Health Brokerage Group.

Operational Metrics

Our revenue consists exclusively of recurring monthly membership fees that we receive from members of our CARExpress membership programs.  To generate revenue, we engage in marketing campaigns offering money-back guarantees and free-trial periods as an incentive for prospective members to try our CARExpress membership programs.  Upon becoming paying members, the members pay us membership fees each month for the duration of their membership.  The average membership fee per member per month that we receive is approximately $35.  Approximately 95% of the CARExpress membership programs that we have sold to our current members consist of our Comprehensive Care Program which is sold at a monthly retail price of $39.95.  The remaining CARExpress membership programs that we have sold to our current members consist of a mix of our less expensive programs.

We receive each member’s initial monthly payment and billing information at the beginning of the first monthly membership period.  Monthly payments for subsequent periods are received at the beginning of the applicable period.  For those memberships sold in connection with our free-trial offers, we receive the member’s billing information at the beginning of the free-trial period.  After the free-trial period has expired, the member is charged for the next monthly membership period unless the member cancels the membership prior to the expiration of the free-trial period.  The monthly membership fees that we receive are recognized as revenue evenly over the applicable monthly membership period.  As a result, there is a delay of four weeks between the date we receive a monthly membership fee and the date we recognize the entire fee as revenue.

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

Outlook

Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs.  We implemented several strategic growth initiatives during 2006 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies.  We have also initiated several measures in anticipation of our future growth, including hiring additional customer service staff and transitioning our current customer service staff from one shift to two shifts to ensure adequate coverage for our members.  We expect to generate future revenue and members primarily through our marketing and distribution partners and our various marketing and advertising campaigns.  We expect to further increase revenue and members through the rollout of our CARExpress Plus programs to the public.  We intend to finance each of these projects through cash on hand and internally generated cash flows from operating activities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpress members generated each month to increase for the foreseeable future.  We expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our marketing and advertising campaigns at prospective members and member groups that are most suitable for our membership programs.  As a result, we expect our net losses from operations to decrease for the foreseeable future and expect to begin generating positive cash flow from operations during the third quarter of 2007 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that our net losses from operations will decrease during future periods, or that we will begin generating positive cash flow from operations during the third quarter of 2007.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the caption “Item 6.  Management’s Discussion and Analysis – Critical Accounting Policies” and our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the caption “Item 6.  Management’s Discussion and Analysis – Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements.

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

Revenue

Revenue consists of the monthly membership fees that we receive from members of our CARExpress membership programs and CARExpress Plus membership programs.  To date, revenue has consisted exclusively of the monthly membership fees we receive from members of our CARExpress membership programs.  Revenue increased $720,104 to $1,044,508 for the three-month period ended March 31, 2007 from $324,404 for the three-month period ended March 31, 2006.  The increase of $720,104 resulted primarily from sales of our CARExpress membership programs to new members.  Approximately 95% of the revenue that we generated during the three-month periods ended March 31, 2007 and 2006, respectively, was derived from sales of our CARExpress membership programs to first-time members.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our CARExpress membership programs and initial sales of our CARExpress Plus membership programs by our marketing and distribution partners and through our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $418,996 to $568,083 for the three-month period ended March 31, 2007, from $149,087 for the three-month period ended March 31, 2006.  The increase of $418,996 was due primarily to an increase of $359,284 for sales commissions and $59,712 for PPO and network provider costs.  We expect cost of sales to increase over the next 12 months as increased sales of our health membership programs result in higher overall sales commission expenses and provider networks costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our health membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $30,399 to $71,938 for the three-month period ended March 31, 2007, from $102,337 for the three-month period ended March 31, 2006.  The decrease of $30,399 was due primarily to a decrease of $36,000 for sales-related cash and equity-based compensation, partially offset by increases in other selling and marketing expenses.  We expect selling and marketing expenses to remain constant during the next 12 months as we continue to engage in targeted and cost-efficient marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees, rent expense, and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and related compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $162,350 to $553,269 for the three-month period ended March 31, 2007, from $715,619 for the three-month period ended March 31, 2006.  The decrease of $162,350 was due primarily to a decrease of $437,475 in stock option expense resulting primarily from our decision in December 2006 to accelerate the vesting of certain stock options previously issued to our executive officers and employees and the acceleration of the vesting of the stock option previously granted to Roger H. Folts, our former Chief Financial Officer, upon the termination of his employment in February 2006.  This decrease was partially offset by increases of $97,563 in salary and payroll tax expense associated primarily with annual increases in the salaries payable to our executive officers in 2006 under their respective employment agreements and $153,538 in expense associated with restricted stock awards granted to our executive officers in 2006 and the acceleration of the vesting of the restricted stock award previously granted to David A. Taylor upon the termination of his employment in March 2007.  We are party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst and David A. Taylor.  A summary of the material terms of these employment agreements and our financial obligations thereunder is provided in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the captions “Item 6.  Management’s Discussion and Analysis – Contractual Obligations” and “Item 10.  Executive Compensation.”  We expect to recognize less equity-based compensation expense in the future due to the accelerated vesting in 2006 of most of the issued and outstanding stock options held by our employees.  However, we intend to retain additional executive management personnel and other employees in connection with the anticipated growth of our business.  As a result, we expect employee compensation expense to decrease minimally over the next 12 months.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers and other professionals.  Professional fees increased $66,807 to $184,163 for the three-month period ended March 31, 2007 from $117,356 for the three-month period ended March 31, 2006.  The increase of $66,807 was due primarily to an increase of $41,360 in the amount of cash and equity-based compensation paid to our service providers and consultants for various services and $24,948 in fees paid to our independent accountants and lawyers.  We expect professional fees to decrease over the next 12 months as we recognize less stock compensation expense associated with the equity-based compensation previously paid to our consultants and service providers.  We expect this to be partially offset by increases in accounting and legal fees that we will incur in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, general business expenses, severance expense and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses increased $171,877 to $314,450 for the three-month period ended March 31, 2007 from $142,573 for the three-month period ended March 31, 2006.  The increase of $171,877 resulted primarily from increases of $51,858 for bank service charges associated with new and recurring member transactions, $42,445 for supplies, $22,353 for postage and $29,316 for corporate filing fees, partially offset by a decrease of $49,575 for financial printing costs.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation of and growth in our business.

Net Loss

Our net loss decreased $284,734 to $639,736 for the three-month period ended March 31, 2007, from $924,470 for the three-month period ended March 31, 2006.  The decrease of $284,734 was primarily the result of an increase of $720,104 in revenue and a decrease of $162,350 for employee compensation expense, partially offset by increases of $418,996 for direct costs incurred in connection with the sale of our membership programs and $171,877 for other general and administrative expenses.  We expect our net losses from operations to decrease substantially during the remainder of 2007 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating and we recognize less stock compensation expense associated with the equity-based compensation previously paid to our employees, consultants and service providers.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of March 31, 2007, we had cash and cash equivalents of approximately $1,170,590 and working capital of approximately $1,264,129.

Net cash used by operating activities was $426,379 for the three-month period ended March 31, 2007 compared to $391,789 for the three-month period ended March 31, 2006.  The $34,590 increase in cash used by operating activities was due primarily to decreases of $219,290 in stock compensation expense, a difference of $88,160 in accounts payable and accrued expenses, and an increase of $100,496 in deposits.  These changes were partially offset by a decrease of $284,734 in net loss and increases of $57,110 in deferred revenue and $29,000 in deferred compensation.

We did not have any cash flows from investing activities for the three-month period ended March 31, 2007.  Net cash provided by investing activities was $35,717 for the three-month period ended March 31, 2006.  The $35,717 difference in cash flows from investing activities was due to a decrease of $35,717 in certificates of deposit acquired in 2005 and disposed of in 2006.

We did not have any cash flows from financing activities for the three-month period ended March 31, 2007.  Net cash provided by financing activities was $491,375 for the three-month period ended March 31, 2006.  The $491,375 difference in cash flows from financing activities was due to decreases of $509,375 in proceeds received upon the exercise of outstanding warrants and $12,000 in proceeds from the issuance of notes payable, partially offset by a decrease of $30,000 in payments on notes payable.

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

During the period beginning January 1, 2006 and ending May 10, 2007, we issued 6,855,397 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.50 and $2.00 per share for aggregate gross cash proceeds of $4,634,413.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.  Controls and Procedures.

As of March 31, 2007, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In January 2007, we issued an option to acquire 100,000 shares of common stock to a new employee.  The option has an initial exercise price of $0.69 per share, vests in four equal annual installments commencing on the date of issuance, and has a term of 10 years.  The securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In March 2007, we issued an option to acquire 40,000 shares of common stock to a new employee.  The option has an initial exercise price of $0.67 per share, vests in four equal annual installments commencing on the date of issuance, and has a term of 10 years.  The securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In March 2007, we issued a restricted stock award for 200,000 shares of common stock to an accredited investor in exchange for sales and marketing services.  The award vests in four equal quarterly installments commencing June 30, 2007 if certain performance criteria are achieved.  These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

NATIONAL HEALTH PARTNERS, INC.

Date: May 11, 2007	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended