Form 10QSB
period 2007-06-30
National Health Partners Inc
filed 2007-08-14
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 34,149,106 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on August 13, 2007.

Transitional Small Business Disclosure Format (check one):                            Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiary

Consolidated Balance Sheet (Unaudited)

June 30,
2007

Assets

Current assets:
Cash and cash equivalents	$497,540
Accounts receivable	175,400
Prepaid expense	260,479
Deposits	128,268

Total current assets	1,061,687

Property and equipment, net	106,288
Prepaid expense	123,424

Total assets	$1,291,399

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$67,675
Accrued expenses	14,647
Deferred revenue	15,264

Total current liabilities	97,586

Total liabilities	97,586

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,949,106 shares issued and outstanding	32,949
Additional paid-in capital	20,263,945
Deferred compensation	(205,567)
Accumulated deficit	(18,897,514)

Total stockholders’ equity	1,193,813

Total liabilities and stockholders’ equity	$1,291,399

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenue	$1,179,197	$317,024	$2,223,705	$641,428

Direct costs	656,873	252,772	1,224,956	401,859

Gross profit	522,324	64,252	998,749	239,569

Operating expenses:
Selling and marketing	39,312	841,357	111,250	943,694
General and administrative	880,217	869,117	1,930,770	1,895,190

Total operating expenses	919,529	1,710,474	2,042,020	2,838,884

Loss from operations	(397,205)	(1,646,222)	(1,043,271)	(2,599,315)

Other income (expense):
Interest income	8,089	21,936	14,419	55,018
Interest expense	—	(5,699)	—	(12,130)
Gain on extinguishment of debt	—	35,932	—	35,932
Other income (expense)	—	—	—	1,972

Total other income (expense)	8,089	52,169	14,419	80,792

Net loss	$(389,116)	$(1,594,053)	$(1,028,852)	$(2,518,523)

Loss per share — basic and diluted	$(0.01)	$(0.07)	$(0.03)	$(0.12)

Weighted average number of shares outstanding — basic and diluted	32,949,106	22,901,201	30,876,650	21,131,779

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities

Net loss	$(1,028,852)	$(2,518,523)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	390,429	205,001
Options issued for services	28,246	584,981
Depreciation	38,533	29,338
Changes in operating assets and liabilities:
Increase in accounts receivable	(175,400)	—
Increase in deposits	(108,651)	(16,478)
Increase in other current assets	—	(5,958)
Increase (decrease) in accounts payable and accrued expenses	(48,406)	30,641
Decrease in accounts payable — related party	—	(16,373)
Increase (decrease) in deferred revenue	(195,328)	33,209
Decrease in notes payable	—	(23,742)
Increase in deferred compensation	—	20,042

Net cash used by operating activities	(1,099,429)	(1,677,862)

Cash flows from investing activities

Decrease (increase) in certificates of deposit	—	35,717
Increase in property and equipment	—	(43,692)

Net cash provided (used) by investing activities	—	(7,975)

Cash flows from financing activities

Proceeds from sale of common stock	—	127,160
Proceeds from stock subscriptions	—	1,140,000
Proceeds from exercise of warrants	—	1,484,938
Payments on notes payable	—	(168,000)

Net cash provided by financing activities	—	2,584,098

Net increase (decrease) in cash	(1,099,429)	898,261
Cash at beginning of year	1,596,969	109,807

Cash at end of quarter	$497,540	$1,008,068

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2007	2006

Supplemental disclosure of cash flow information

Cash paid for taxes	$—	$—
Cash received (paid) for interest	$14,419	$42,888

Schedule of non-cash financing activities

Common stock issued for services	$190,300	$156,138
Warrants issued for services	$—	$48,863
Stock options issued for services	$95,796	$584,981

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2007

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.  The results of operations for the three and six months ended June 30, 2007, respectively, are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As of June 30, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, have not changed materially.

Note 3.  Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance therewith, the Company recognized $129,188 and $418,675 of stock compensation expense during the three and six months ended June 30, 2007.

Note 4.  Loss per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable three- and six-month periods, and is calculated by dividing the reported net loss for the applicable three- and six-month periods by the weighted average number of shares of common stock outstanding during the applicable three- and six-month periods.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable three- and six-month periods by the weighted average number of shares of common stock outstanding during the applicable three- and six-month periods as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the applicable three- and six-month periods.  An aggregate of 19,372,684 and 23,193,677 shares of common stock underlying options and warrants that were outstanding on June 30, 2007 and 2006, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each three-month period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net loss as reported	$(389,116)	$(1,594,053)	$(1,028,852)	$(2,518,523)

Weighted average number of shares outstanding — basic and diluted	32,949,106	22,901,201	30,876,650	21,131,779

Earnings (loss) per share — basis and diluted	$(0.01)	$(0.07)	$(0.03)	$(0.12)

Note 5.  Property and Equipment

Property and equipment consisted of the following at June 30, 2007:

2007
Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(175,754)

Property and equipment, net	$106,288

Depreciation expense for the three months ended June 30, 2007 and 2006 was $18,655 and $14,910, respectively, and for the six months ended June 30, 2007 and 2006 was $38,533 and $29,338, respectively.

Note 6.   Accrued Expenses

Accrued expenses consist primarily of amounts owed to an unrelated third party for its payment of certain Company liabilities in 2001 and 2002.  In connection with the Company’s execution of a note payable for a portion of the amount owed and the Company’s agreement to pay the remaining balance of the amount owed thereafter, the third party agreed to accept payments of $5,000 per month until all amounts are paid in full.  The note payable was paid off in full in 2006.  The balance of accrued expenses owed to this third party at June 30, 2007 and 2006 was $10,010 and $70,010, respectively.

Note 7.  Commitments and Contingencies

The Company’s material commitments and contingencies consist of an operating lease for its office space in Horsham, Pennsylvania and employment agreements with its current and former executive officers.

Operating Leases

The Company is a party to a lease for its office facility located in Horsham, Pennsylvania which was most recently amended on March 13, 2007.  The amendment extended the term of the lease from May 31, 2007 to May 31, 2010.  The amendment provides for an initial monthly rent payment of $7,803 and an initial monthly operating expense payment of approximately $5,620.

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2007	$80,539
2008	163,138
2009	166,672
2010	70,060
$480,409

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers and one of its former executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount
2007	$474,960
2008	1,044,912
2009	748,107
2010	56,315
$2,324,294

Note 8.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and such other equity-based or equity-related awards.  As of June 30, 2007, awards for an aggregate of 4,466,575 shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the National Health Partners, Inc. 2006 Stock Incentive Plan.

Note 9.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at June 30, 2007 and 2006, respectively, of which 32,949,106 and 23,671,981 shares of common stock were outstanding at June 30, 2007 and 2006, respectively.  Warrants exercisable into an aggregate of 12,637,684 and 15,548,677 shares of the Company’s common stock were outstanding on June 30, 2007 and 2006, respectively.

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

On March 14, 2007, the Company issued a restricted stock award for 200,000 shares of common stock to a business partner.  The award vests in four equal quarterly installments commencing June 30, 2007 if certain performance criteria are achieved.  The shares were valued at the closing price of the Company’s common stock on the date of issuance for total consideration of $130,000.  The Company recognized $5,770 and $30,888 of expense during the three and six months ended June 30, 2007 in connection with the issuance of these shares.

On March 16, 2007, the Company issued 30,000 shares of common stock to each of three consultants pursuant to individual consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date of issuance for total consideration of $60,300, all of which was recognized as expense during the six months ended June 30, 2007.

Note 10.  Stock Options

Stock options exercisable into an aggregate of 6,735,000 and 7,645,000 shares of the Company’s common stock were outstanding on June 30, 2007 and 2006, respectively, of which 6,630,000 and 3,745,000 were vested, respectively.  The weighted average exercise price of the stock options outstanding on June 30, 2007 was $0.54.  No options were exercised during the six months ended June 30, 2007.

The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 257% and 282%, a risk-free interest rate of between 3.5 percent and 4.8%, and a remaining contractual life of 8.99 years.

In January 2007, the Company issued a stock option to a new employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.69 per share and vests as follows: 25% on the date of grant and 25% per year commencing January 22, 2008.  The option has a term of 10 years and was valued at $68,997 on the date of grant.  The Company recognized $4,281 and $21,546 of expense during the three and six months ended June 30, 2007 in connection with the issuance of this option.

In March 2007, the Company issued a stock option to a new employee to acquire 40,000 shares of common stock.  The option has an exercise price of $0.67 per share and vests as follows: 25% on the date of grant and 25% per year commencing March 1, 2008.  The option has a term of 10 years and was valued at $26,799 on the date of grant.  The Company recognized $734 and $6,700 of expense during the three and six months ended March 31, 2007 in connection with the issuance of this option.

Note 11.  Related-Party Transactions

On March 15, 2007, the Company terminated the employment of David A. Taylor, its Senior Vice President — National Sales.

Note 12.  Subsequent Events

On August 3, 2007, the Company sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $540,000.  The Company granted registration rights covering all shares of common stock and the shares issuable upon the exercise of the warrants.  All Class A warrants have an exercise price of $0.60 per share, are exercisable for a period of 30 days commencing on the date the registration statement is declared effective by the SEC, and expire at the end of the exercise period.  All Class B warrants have an exercise price of $.80 per share, are exercisable until December 31, 2008, are callable by the Company if certain criteria are satisfied, and expire at the end of the exercise period.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth under the captions “Item 1.  Description of Business — Risks and Uncertainties” and “Item 6.  Management’s Discussions and Analysis” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the captions “Item 1.  Description of Business — Risks and Uncertainties” and “Item 6.  Management’s Discussion and Analysis” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

Overview

We are a national healthcare savings organization that was formed by healthcare professionals to address the need for affordable healthcare nationwide.  We create, market and sell discount healthcare membership programs to predominantly underserved markets in the healthcare industry through a national healthcare savings network called CARExpress (“CARExpress”).  CARExpress is a network of hospitals, doctors, dentists, pharmacists and other healthcare providers comprised of over 1,000,000 medical professionals that have agreed to render their services and products to CARExpress members at discounted prices.  CARExpress enables people to engage in point-of-service transactions directly with these providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds.  Our membership programs offer savings on healthcare services to persons who are uninsured and underinsured and to those who purchase only high deductible or limited benefit medical insurance policies by providing access to the same PPOs that are utilized by employers that self-fund at least a portion of their employees’ healthcare costs.  Our membership programs are also used to supplement benefit plans and fill in the gaps created by the need to reduce health benefits to keep the costs of health insurance reasonable.  We sell our membership programs directly and indirectly through resellers that privately label or co-brand our membership programs and employers that offer our membership programs to their employees.

We are actively engaged in marketing our CARExpress membership programs to the public and our primary strategic objectives are to generate increased sales of our membership programs and expand our position as a provider of unique healthcare membership service programs.  The target market for our membership programs is comprised of individuals who have either limited health benefits or no health benefits.  Our market share of this market is currently less than one percent and has been less than one percent since our inception.  Since we are not currently large enough to pursue and support the entire market, we intend to continue to pursue specific opportunities that we identify in this market through our various marketing and distribution channels.  Through product design, competitive membership pricing, and a variety of marketing and distribution partners, we are pursuing opportunities in the healthcare market that insurance companies have not addressed.

Recent Developments

We have experienced a substantial increase in revenue and our membership base over the past 12 months.  We achieved revenue of $1,179,197 for the three-month period ended June 30, 2007, compared to revenue of $317,024 for the three-month period ended June 30, 2006, an increase of over 270%.  We have entered into agreements with several marketing and distribution partners that are selling our CARExpress membership programs to the public and are currently in negotiations with several other companies regarding the sale of our CARExpress membership programs.

On May 16, 2007, we entered into a Membership Agreement (“Membership Agreement”) with American Advantage Association (“American Advantage”).  Under the terms of the Membership Agreement, American Advantage agreed to provide us with access to limited insurance benefits initially underwritten by The United States Life Insurance Company in the City of New York (“US Life”), a member company of American International Group, Inc. (AIG), under a group master policy issued to American Advantage.  The limited insurance benefits may be sold by us in the form of membership benefit programs that contain both our traditional health discount membership programs and US Life’s limited insurance benefits.

We are currently offering several of these new membership benefit programs to the public under the name “CARExpress Plus.”  Our CARExpress Plus membership programs currently consist of our CARExpress comprehensive discount health program and various limited liability insurance benefits from US Life.  Members of our CARExpress Plus membership programs are able to use the health discount component of the programs to obtain discounts on healthcare costs and use the insurance component of the programs to cover healthcare costs up to the amount of the coverage limit.  Each CARExpress Plus membership program provides coverage for the member’s full family or, at the member’s option, coverage limited exclusively to the primary insured.  We are marketing our CARExpress Plus membership programs through brokers, agents and other independent third parties and, in the future, intend to market these programs directly to the public through National Health Brokerage Group, Inc., our wholly-owned subsidiary.

Operational Metrics

Our revenue consists exclusively of recurring monthly membership fees that we receive from members of our CARExpress membership programs.  To generate revenue, we engage in marketing campaigns offering money-back guarantees and free-trial periods as an incentive for prospective members to try our CARExpress membership programs.  Upon becoming paying members, the members pay us membership fees each month for the duration of their membership.  The average membership fee per member per month that we receive for our traditional health discount membership programs is approximately $35.  Approximately 95% of the health discount membership programs that we have sold to our current members consist of our Comprehensive Care Program which is sold at a monthly retail price of $39.95.  The remaining health discount membership programs that we have sold to our current members consist of a mix of our less expensive programs.  We do not yet have similar data available for our new CARExpress Plus membership programs since we only recently began selling them to the public.

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

Outlook

Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs.  We implemented several strategic growth initiatives during 2006 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies.  We have also initiated several measures in anticipation of our future growth, including hiring additional customer service staff and transitioning our current customer service staff from one shift to two shifts to ensure adequate coverage for our members.  We expect to generate future revenue and members primarily through our marketing and distribution partners and our various marketing and advertising campaigns.  We expect to further increase revenue and members through sales of our CARExpress Plus programs to the public.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities, proceeds from the exercise of outstanding warrants and, if necessary, additional sales of debt or equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpress members generated each month to increase for the foreseeable future.  We also expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our marketing and advertising campaigns at prospective members and member groups that are most suitable for our membership programs.  As a result, we expect to begin generating a net profit from operations in the second half of 2007 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months or that we will begin generating a net profit from operations in the second half of 2007.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the caption “Item 6.  Management’s Discussion and Analysis — Critical Accounting Policies” and our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the caption “Item 6.  Management’s Discussion and Analysis — Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements.

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

Revenue

Revenue consists of the monthly membership fees that we receive from members of our CARExpress membership programs and CARExpress Plus membership programs.  To date, revenue has consisted exclusively of the monthly membership fees we receive from members of our CARExpress membership programs.  Revenue increased $862,173 to $1,179,197 for the three-month period ended June 30, 2007 from $317,024 for the three-month period ended June 30, 2006.  The increase of $862,173 resulted primarily from sales of our CARExpress membership programs to new members and increased revenue generated from our existing members.  Approximately 65% of the revenue that we generated during the three-month period ended June 30, 2007 was derived from sales of our CARExpress membership programs to first-time members, compared to approximately 95% during the corresponding period in 2006.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our CARExpress health discount programs and our CARExpress Plus membership programs by our marketing and distribution partners and through our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $404,101 to $656,873 for the three-month period ended June 30, 2007, from $252,772 for the three-month period ended June 30, 2006.  The increase of $404,101 was due primarily to an increase of $302,305 for sales commissions and $102,016 for PPO and network provider costs.  We expect cost of sales to increase over the next 12 months as increased sales of our health membership programs result in higher overall sales commission expenses and provider networks costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our health membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $802,045 to $39,312 for the three-month period ended June 30, 2007, from $841,357 for the three-month period ended June 30, 2006.  The decrease of $802,045 was due primarily to decreases of $734,492 for radio and television marketing programs and other marketing campaigns and activities, and $79,123 for sales-related cash and equity-based compensation. We expect selling and marketing expenses to increase during the next 12 months as we continue to engage in targeted and cost-efficient marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and related compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense increased $54,026 to $496,315 for the three-month period ended June 30, 2007, from $442,289 for the three-month period ended June 30, 2006.  The increase of $54,026 was due primarily to an increase of $192,397 in salary and payroll expense associated primarily with an increase in the number of people employed by us and annual increases in the salaries payable to our executive officers under their respective employment agreements. This increase was partially offset by decreases of $119,260 in stock option expense resulting from our decision in December 2006 to accelerate the vesting of certain stock options previously issued to our executive officers and employees, and $28,356 in restricted stock award expense.  We are party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst and David A. Taylor.  A summary of the material terms of these employment agreements and our financial obligations thereunder is provided in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the captions “Item 6.  Management’s Discussion and Analysis — Contractual Obligations” and “Item 10.  Executive Compensation.”  We expect to recognize less equity-based compensation expense in the future due to the accelerated vesting in 2006 of most of the issued and outstanding stock options held by our employees.  However, we intend to retain additional executive management personnel and other employees in connection with the anticipated growth of our business.  As a result, we expect employee compensation expense to decrease minimally over the next 12 months.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers and other professionals.  Professional fees decreased $76,169 to $114,612 for the three-month period ended June 30, 2007 from $190,781 for the three-month period ended June 30, 2006.  The decrease of $76,169 was due primarily to a decrease of $34,945 in the amount of expense recognized in connection with equity-based compensation previously paid to service providers and consultants for various services and $42,136 in fees paid to our independent accountants and lawyers.  We expect professional fees to decrease over the next 12 months as we recognize less stock compensation expense associated with the equity-based compensation previously paid to our consultants and service providers.  We expect this to be partially offset by increases in accounting and legal fees that we will incur in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, general business expenses, severance expense and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses increased $58,620 to $269,290 for the three-month period ended June 30, 2007 from $210,670 for the three-month period ended June 30, 2006.  The increase of $58,620 resulted primarily from increases of $34,868 for bank service charges associated with new and recurring member transactions, $39,225 for office supplies, and $20,522 for postage and delivery expenses, as well as increases in other miscellaneous general and administrative expenses.  These increases were partially offset by decreases of $40,256 for temporary employees services and $33,150 for travel and entertainment expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation of and growth in our business.

Net Loss

Our net loss decreased $1,204,937 to $389,116 for the three-month period ended June 30, 2007, from $1,594,053 for the three-month period ended June 30, 2006.  The decrease of $1,204,937 was primarily the result of an increase of $862,173 in revenue and decreases of $802,045 for selling and marketing expense and $76,169 for professional fees, partially offset by increases of $404,101 for direct costs incurred in connection with the sale of our membership programs, $58,620 for other general and administrative expenses and $54,026 for employee compensation expense.  We expect to begin generating a net profit from operations in the second half of 2007 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining new members.

Comparison of the Six-Month Periods Ended June 30, 2007 and June 30, 2006

Revenue

Revenue increased $1,582,277 to $2,223,705 for the six-month period ended June 30, 2007 from $641,428 for the corresponding period in 2006.  The increase of $1,582,277 resulted from increased sales of our CARExpress membership programs to new members and increased revenue generated from our existing members.  Approximately 80% of the revenue that we generated during the six-month period ended June 30, 2007 was derived from sales of our CARExpress membership programs to first-time members, compared to approximately 95% during the corresponding period in 2006.  The remainder of the revenue that we generated during these periods was derived from existing members.

Direct Costs

Direct costs increased $823,097 to $1,224,956 for the six-month period ended June 30, 2007, from $401,859 for the corresponding period in 2006.  The increase of $823,097 was due to an increase of $661,589 for sales commissions and $161,728 for PPO and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses decreased $832,444 to $111,250 for the six-month period ended June 30, 2007, from $943,694 for the corresponding period in 2006.  The decrease of $832,444 was due primarily to a decrease of $741,602 for radio and television marketing programs and other marketing campaigns and activities, and $101,776 for sales salaries and equity compensation, partially offset by decreases in other selling and marketing expenses.

General and Administrative Expenses

Employee Compensation Expense.  Employee compensation expense decreased $141,423 to $1,040,339 for the six-month period ended June 30, 2007 from $1,181,762 for the corresponding period in 2006.  The decrease of $141,423 was due to primarily to an decrease of $556,735 of stock option expense resulting primarily from our decision in December 2006 to accelerate the vesting of certain stock options previously issued to our executive officers and employees and the acceleration of the vesting of the stock option previously granted to Roger H. Folts, our former Chief Financial Officer, upon the termination of his employment in February 2006, partially offset by an increase of $289,960 in salary and payroll tax expense associated primarily with an increase in the number of people employed by us and annual increases in the salaries payable to our executive officers under their respective employment agreements, and an increase of $125,181 in expense associated with restricted stock awards granted to our executive officers in 2006 and the acceleration of the vesting of the restricted stock award previously granted to David A. Taylor upon the termination of his employment in March 2007.

Professional Fees.  Professional fees decreased $9,361 to $298,775 for the six-month period ended June 30, 2007 from $308,136 for the corresponding period in 2006.  The decrease of $9,361 was due primarily to a decrease of $38,694 in cash and equity-based compensation previously paid to services providers and consultants for various services, partially offset by an increase of $22,515 in fees paid to our independent accountants and lawyers.

Other General and Administrative Expenses.  Other general and administrative expenses increased $186,364 to $591,656 for the six-month period ended June 30, 2007 from $405,292 for the corresponding period in 2006.  The increase of $186,364 resulted primarily from increases of $86,726 in bank service charges associated with new and recurring member transactions, $81,670 for office supplies, $42,875 for postage and delivery expenses and $28,967 for state corporate filing fees.  These increases were partially offset by decreases of $50,106 for financial printing costs, $41,587 for travel and entertainment costs associated with business development and $37,838 for temporary employee services.

Gain on the Extinguishment of Debt

Gain on the extinguishment of debt consists of the gain that we recognized in connection with our termination of the lease for our office space in Sarasota, Florida upon the issuance of common stock to Centerpointe Property, LLC on April 1, 2006 in full payment of all rent and other expenses that were due and payable under the lease and a mutual release from any and all claims arising out of the lease.  We recognized a gain on the extinguishment of debt of $35,932 during the six months ended June 30, 2006 in connection with the issuance of these shares.  We did not recognize any gain or loss on the extinguishment during the six months ended June 30, 2007.  We do not expect to incur any similar gains on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $1,489,671 to $1,028,852 during the six-month period ended June 30, 2007, from $2,518,523 during the corresponding period in 2006.  The decrease of $1,489,671 was primarily the result of an increase of $1,582,277 in revenue and decreases of $832,444 for selling and marketing expenses and $141,423 for employee compensation expense, partially offset by increases of $823,097 for direct costs incurred in connection with the sale of our membership programs and $186,364 for other general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of June 30, 2007, we had cash and cash equivalents of approximately $497,540 and working capital of approximately $964,101.

Net cash used by operating activities was $1,099,429 for the six-month period ended June 30, 2007 compared to $1,677,862 for the six-month period ended June 30, 2006.  The $578,433 decrease in cash used by operating activities was due primarily to a decrease of $1,489,671 in net loss and an increase of $185,428 in stock compensation expense.  These changes were partially offset by a decrease of $566,735 in stock option expense, differences of $228,537 in deferred revenue and $62,674 in accounts payable and accrued expenses, and increases of $92,173 in deposits and $175,000 in accounts receivable.

We did not have any cash flows from investing activities for the six-month period ended June 30, 2007.  Net cash used by investing activities was $7,975 for the six-month period ended June 30, 2006.  The $7,975 difference in cash flows from investing activities was due to our disposal of $35,717 in certificates of deposit in 2006, partially offset by our purchase of $43,692 in property and equipment in 2006.

We did not have any cash flows from financing activities for the six-month period ended June 30, 2007.  Net cash provided by financing activities was $2,584,098 for the six-month period ended June 30, 2006.  The $2,584,098 difference in cash flows from financing activities was due to decreases of $1,484,938 in proceeds received upon the exercise of outstanding warrants, $127,160 in proceeds from the sale of common stock, and $1,140,000 in proceeds from stock subscriptions, partially offset by a decrease of $168,000 in payments on notes payable.

Our primary sources of capital over the past 12 months are set forth below.

In August 2006, we completed a private offering of 1,705,000 shares of common stock, Class A warrants exercisable into 1,705,000 shares of our common stock and Class B warrants exercisable into 1,705,000 shares of our common stock for aggregate cash consideration of $1,364,000.  These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.80 per unit.  The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.80 per share until August 31, 2006, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $1.00 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period.

In September 2006, we completed a private offering of 710,000 shares of common stock, Class A warrants exercisable into 710,000 shares of our common stock and Class B warrants exercisable into 710,000 shares of our common stock for aggregate cash consideration of $355,000.  These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.50 per unit.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.50 per share until October 16, 2006, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period.

In October 2006, we completed a private offering of 510,000 shares of common stock, Class A warrants exercisable into 510,000 shares of our common stock, Class B warrants exercisable into 510,000 shares of our common stock, Class C warrants exercisable into 510,000 shares of our common stock, and Class D warrants exercisable into 510,000 shares of our common stock for aggregate cash consideration of $255,000.  These securities were sold in units comprised of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant.  The units were sold at a purchase price of $0.50 per unit.  The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.50 per share, were exercisable until November 30, 2006 and expired at the end of the exercise period.  The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.50 per share, are exercisable until August 31, 2007, and expire at the end of the exercise period.  The Class D warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period.

On August 3, 2007, we sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $540,000.  We granted registration rights covering the public resale of all of the shares of common stock and all of the shares issuable upon the exercise of the warrants.  All Class A warrants have an exercise price of $0.60 per share, are exercisable for a period of 30 days commencing on the date the registration statement is declared effective by the SEC, and expire at the end of the exercise period.  All Class B warrants have an exercise price of $.80 per share, are exercisable until December 31, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.

During the period beginning January 1, 2006 and ending August 13, 2007, we issued 6,855,397 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.50 and $2.00 per share for aggregate gross cash proceeds of $4,634,413.

To date, our capital needs have been met principally through internally generated cash flows from operating activities, proceeds received upon the exercise of outstanding warrants by our security holders, and sales of our equity and debt securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the internally generated cash flows from operating activities, proceeds from the exercise of warrants and proceeds from our private offerings of securities to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees and other general and administrative expenses discussed above.

We recently entered into an agreement with a new merchant processor through which we can process credit card transactions for members who wish to pay our membership fees via credit cards.  We discontinued processing credit card transactions through our former merchant processor on June 1st.  During the interim period, we continued providing our services to all of our new and existing members.  Accordingly, we recorded accounts receivable for the membership fees we expect to collect for the unpaid services rendered.  We expect to recognize a substantial portion of these fees as revenue during our third fiscal quarter.

We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  While we expect to have sufficient cash on hand in the immediate future when we begin processing credit card transactions through a new merchant processor, we may need to obtain additional cash resources during the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  In the event such funds are needed, we may engage in additional sales of debt or equity securities.  The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders.  The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.  Controls and Procedures.

As of June 30, 2007, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NATIONAL HEALTH PARTNERS, INC.

Date: August 14, 2007	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended