Form 10QSB
period 2007-09-30
National Health Partners Inc
filed 2007-11-14
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51731

NATIONAL HEALTH PARTNERS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Indiana	04-3786176
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 35,699,106 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on November 13, 2007.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

National Health Partners, Inc. and Subsidiary

Consolidated Balance Sheet (Unaudited)

September 30,
2007

Assets

Current assets:
Cash and cash equivalents	$441,550
Accounts receivable	9,662
Assets for resale	55,000
Prepaid expense	177,791
Deposits	251,474
Other current assets	5,000

Total current assets	940,477

Property and equipment, net	87,742
Prepaid expense	96,907

Total assets	$1,125,126

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$210,894
Accrued expenses	83,477
Deferred revenue	55,872

Total current liabilities	350,243

Total liabilities	350,243

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,849,106 shares issued and outstanding	34,849
Additional paid-in capital	21,087,126
Deferred compensation	(467,491)
Accumulated deficit	(19,879,601)

Total stockholders’ equity	774,883

Total liabilities and stockholders’ equity	$1,125,126

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenue	$1,026,477	$411,045	$3,250,182	$1,052,473

Direct costs	812,647	567,159	2,037,603	969,018

Gross profit (loss)	213,830	(156,114)	1,212,579	83,455

Operating expenses:
Selling and marketing	59,627	1,563,139	170,877	2,506,833
General and administrative	1,138,569	771,072	3,069,339	2,666,262

Total operating expenses	1,198,196	2,334,211	3,240,216	5,173,095

Loss from operations	(984,366)	(2,490,325)	(2,027,637)	(5,089,640)

Other income (expense):
Interest income	949	1	15,368	55,019
Interest expense	—	—	—	(12,130)
Gain on extinguishment of debt	—	—	—	35,932
Other income	—	—	—	1,972

Total other income	949	1	15,368	80,793

Net loss	$(983,417)	$(2,490,324)	$(2,012,269)	$(5,008,847)

Loss per share — basic and diluted	$(0.03)	$(0.09)	$(0.06)	$(0.22)

Weighted average number of shares outstanding — basic and diluted	33,657,367	26,238,940	31,155,082	22,532,310

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities

Net loss	$(2,012,269)	$(5,008,847)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	502,701	433,818
Options issued for services	43,087	727,473
Depreciation	57,079	46,790
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,662)	—
Increase in deposits	(231,857)	(21,460)
Increase in other current assets	(5,000)	(5,958)
Increase in accounts payable and accrued expenses	165,022	140,180
Decrease in accounts payable — related party	—	(16,373)
Increase (decrease) in deferred revenue	(154,720)	76,521
Decrease in notes payable	—	(35,742)
Decrease in deferred compensation	—	(29,000)

Net cash used by operating activities	(1,645,619)	(3,692,598)

Cash flows from investing activities

Increase in assets held for resale	(55,000)	—
Decrease in certificates of deposit	—	35,717
Increase in property and equipment	—	(53,012)

Net cash used by investing activities	(55,000)	(17,295)

Cash flows from financing activities

Proceeds from sale of common stock	540,000	2,204,060
Stock offering costs	(64,800)	—
Proceeds from stock subscriptions	—	—
Proceeds from exercise of warrants	70,000	2,886,063
Payments on notes payable	—	(168,000)

Net cash provided by financing activities	545,200	4,922,123

Net increase (decrease) in cash	(1,155,419)	1,212,230
Cash at beginning of year	1,596,969	109,807

Cash at end of period	$441,550	$1,322,037

The accompanying notes are an integral part of these consolidated financial statements

	For the Nine Months Ended June 30,
	2007	2006

Supplemental disclosure of cash flow information

Cash paid for taxes	$—	$—
Cash received (paid) for interest	$14,419	$(42,888)

Schedule of non-cash financing activities

Common stock issued for services	$490,300	$347,580
Warrants issued for services	$—	$86,238
Stock options issued for services	$596,760	$727,473
Common stock issued for stock offering costs	$27,000	$—

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

Note 1. Description of Business

National Health Partners, Inc. (the “Company”) was organized on March 10, 1989 as Spectrum Vision Systems of Indiana, Inc. under the laws of the State of Indiana. The Company sells membership programs that encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs and vision care through a national healthcare savings network called “CARExpress.”  The Company markets its programs directly and indirectly through marketing companies, brokers and agents, small businesses and trade associations, and unions and associations. The Company derives substantially all of its revenue from the monthly membership fees it receives from members of its membership programs.

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2007, respectively, are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. Certain amounts in the financial statements for 2006 have been reclassified to conform to the 2007 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

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

As of September 30, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). In accordance therewith, the Company recognized $127,113 and $545,788 of stock compensation expense during the three and nine months ended September 30, 2007.

Note 4. Loss per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable three- and nine-month periods, and is calculated by dividing the reported net loss for the applicable three- and nine-month periods by the weighted average number of shares of common stock outstanding during the applicable three- and nine-month periods. The Company calculates diluted loss per share by dividing the reported net loss for the applicable three- and nine-month periods by the weighted average number of shares of common stock outstanding during the applicable three- and nine-month periods as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the applicable three- and nine-month periods. An aggregate of 16,190,809 and 29,638,317 shares of common stock underlying options and warrants that were outstanding on September 30, 2007 and 2006, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive. As a result, basic loss per share was equal to diluted loss per share for each three- and nine-month period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss as reported	$(983,417)	$(2,490,324)	$(2,012,269)	$(5,008,847)

Weighted average number of shares outstanding – basic and diluted	33,657,367	26,238,940	31,155,082	22,532,310

Earnings (loss) per share – basis and diluted	$(0.03)	$(0.09)	$(0.06)	$(0.22)

Note 5. Property and Equipment

Property and equipment consisted of the following at September 30, 2007:

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(194,300)
Property and equipment, net	$87,742

Depreciation expense for the three months ended September 30, 2007 and 2006 was $18,546 and $17,350, respectively, and for the nine months ended September 30, 2007 and 2006 was $57,079 and $46,790, respectively.

Note 6. Deposits

Deposits consist of cash reserves held by merchant processors and the security deposit held by the lessor of the Company’s office space. As of September 30, 2007, the Company had a total of $251,474 in deposits. Of this amount, $101,166 was being held by Heartland Payment Systems, Inc., $117,456 was being held by Optimal Payments, Inc., and the remainder was being held by the lessor of the Company’s office space and other entities.

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2007	$40,270
2008	163,138
2009	166,672
2010	70,060

$440,140

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers and one of its former executive officers. Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2007	$237,480
2008	1,044,912
2009	748,107
2010	56,315

$2,086,814

Note 8. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan. Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and such other equity-based or equity-related awards. As of September 30, 2007, awards for an aggregate of 4,466,575 shares of common stock had been issued under the plan. The plan terminates on February 1, 2016. On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the National Health Partners, Inc. 2006 Stock Incentive Plan.

Note 9. Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at September 30, 2007, of which 34,849,106 shares of common stock were outstanding at September 30, 2007. Warrants exercisable into an aggregate of 8,855,809 shares of the Company’s common stock were outstanding on September 30, 2007.

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

Non Capital-Raising Transactions

In March 2007, the Company issued a restricted stock award for 200,000 shares of common stock to a business partner. The award vests in four equal quarterly installments commencing June 30, 2007 if certain performance criteria are achieved. The shares were valued at the closing price of the Company’s common stock on the date of issuance for total consideration of $130,000. The Company recognized $23,420 and $54,308 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of these shares.

In March 2007, the Company issued 30,000 shares of common stock to each of three consultants pursuant to individual consulting agreements. The shares were valued at the closing price of the Company’s common stock on the date of issuance for total consideration of $60,300, all of which was recognized as expense during the nine months ended September 30, 2007.

In September 2007, the Company issued a restricted stock award to David M. Daniels, its President and Chief Executive Officer, for 600,000 shares of common stock. The award vests in four equal annual installments commencing on the first anniversary of the date of grant. The shares were valued at $0.50 per share for total consideration of $300,000. The Company recognized $38,076 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of these shares.

Capital-Raising Transactions

In August 2007, the Company sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $540,000. The Company granted registration rights covering all shares of common stock and the shares issuable upon the exercise of the warrants. All Class A warrants have an exercise price of $0.60 per share, are exercisable for a period of 30 days commencing on the date the registration statement is declared effective by the SEC, and expire at the end of the exercise period. All Class B warrants have an exercise price of $.80 per share, are exercisable until December 31, 2008, are callable by the Company if certain criteria are satisfied, and expire at the end of the exercise period.

During the nine months ended September 30, 2007, the Company received aggregate gross proceeds of $70,000 from the exercise of warrants held by one of the Company’s security holders. The Company issued a total of 140,000 shares of its common stock in connection therewith at an exercise price of $0.50 per share.

Note 10. Stock Options

Stock options exercisable into an aggregate of 7,335,000 shares of the Company’s common stock were outstanding on September 30, 2007, of which 6,230,000 were vested. The weighted average exercise price of the stock options outstanding on September 30, 2007 was $0.45 per share. No options were exercised during the nine months ended September 30, 2007.

The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of SFAS 123R. Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 245% and 282%, a risk-free interest rate of between 3.5 % and 4.8%, and a remaining contractual life of 9.11 years.

In January 2007, the Company issued a stock option to a new employee to acquire 100,000 shares of common stock. The option has an exercise price of $0.69 per share and vests as follows: 25% on the date of grant and 25% per year commencing January 22, 2008. The option has a term of 10 years and was valued at $68,997 on the date of grant. The Company recognized $4,344 and $25,890 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of this option.

In March 2007, the Company issued a stock option to a new employee to acquire 40,000 shares of common stock. The option has an exercise price of $0.67 per share and vests as follows: 25% on the date of grant and 25% per year commencing March 1, 2008. The option has a term of 10 years and was valued at $26,799 on the date of grant. The Company recognized $1,687 and $8,387 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of this option.

In September 2007, the Company issued a stock option to Alex Soufflas, its Chief Financial Officer and Executive Vice President, to acquire 500,000 shares of common stock. The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant. The option has a term of 10 years and was valued at $249,982 on the date of grant. The Company recognized $4,449 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of this option.

In September 2007, the Company issued a stock option to Patricia S. Bathurst, its Vice President – Marketing, to acquire 400,000 shares of common stock. The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant. The option has a term of 10 years and was valued at $199,986 on the date of grant. The Company recognized $3,559 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of this option.

In September 2007, the Company issued a stock option to an employee to acquire 100,000 shares of common stock. The option has an exercise price of $0.51 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant. The option has a term of 10 years and was valued at $50,996 on the date of grant. The Company recognized $803 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of this option.

Note 11. Related-Party Transactions

On September 4, 2007, the Company issued a restricted stock award to David M. Daniels, its President and Chief Executive Officer, for 600,000 shares of common stock. The award vests in four equal annual installments commencing on the first anniversary of the date of grant. The shares were valued at $0.50 per share for total consideration of $300,000. The Company recognized $38,076 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of these shares.

In September 2007, the Company issued a stock option to Alex Soufflas, its Chief Financial Officer and Executive Vice President, to acquire 500,000 shares of common stock. The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant. The option has a term of 10 years and was valued at $249,982 on the date of grant. The Company recognized $4,449 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of this option.

In September 2007, the Company issued a stock option to Patricia S. Bathurst, its Vice President – Marketing, to acquire 400,000 shares of common stock. The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant. The option has a term of 10 years and was valued at $199,986 on the date of grant. The Company recognized $3,559 of expense during the three and nine months ended September 30, 2007 in connection with the issuance of this option.

Note 12. Subsequent Events

In October 2007, the Company commenced a private offering of 1,200,000 shares of common stock for aggregate gross proceeds of $360,000. The shares are being sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.30 per unit. Each warrant gives the holder the right to purchase one share of common stock. The Company granted registration rights covering all shares of common stock and the shares issuable upon the exercise of the warrants. All Class A warrants have an exercise price of $0.30 per share, are exercisable during the period commencing on the date the registration statement is declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 days after the date the registration statement is declared effective by the SEC, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.40 per share, are exercisable during the period commencing on the date the registration statement is declared effective by the SEC and ending on January 31, 2008, and expire at the end of the exercise period. The Company sold a total of 350,000 units for $105,000 as of November 13, 2007.

In October 2007, the Company issued stock options for an aggregate of 75,000 shares of common stock to three of its employees. The options are exercisable at $0.51 per share and have a term of 10 years. The options vested immediately on the date of grant with respect to 2,500 shares. The options vest with respect to the remainder of the shares in three equal annual installments beginning on the first anniversary of the date of grant.

In October 2007, the Company issued a stock option to an employee for 15,000 shares of common stock. The option is exercisable at $0.51 per share, has a term of 10 years, and vests in three equal annual installments beginning on the first anniversary of the date of grant.

In October 2007, the Company sold all of the assets held for resale to David M. Daniels, its President and Chief Executive Officer, for $55,000, the fair market value of the assets on the date of the sale.

In November 2007, the Company commenced a private offering of 1,700,000 shares of common stock for aggregate gross proceeds of $510,000. The shares are being sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.30 per unit. Each warrant gives the holder the right to purchase one share of common stock. The Company granted registration rights covering all shares of common stock and the shares issuable upon the exercise of the warrants. All Class A warrants have an exercise price of $0.30 per share, are exercisable during the period commencing on the date the registration statement is declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 days after the date the registration statement is declared effective by the SEC, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.40 per share, are exercisable during the period commencing on the date the registration statement is declared effective by the SEC and ending on January 31, 2008, and expire at the end of the exercise period. The Company sold a total of 500,000 units for $150,000 as of November 13, 2007.

In November 2007, the Company issued a stock option to a new employee for 250,000 shares of common stock. The option is exercisable at $0.45 per share, has a term of 10 years, and vests in four equal annual installments beginning on the first anniversary of the date of grant.

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

•                  demand for and acceptance of our membership programs;

•                  our dependence on a limited number of PPOs and other healthcare provider networks;

•                  our dependence on a single insurance company for the insurance products offered as part of our CARExpressTM Plus programs;

•                  our dependence upon a limited number of marketing and distribution partners for substantially all of our revenue;

•                  our ability to market our membership programs and develop and expand the market for our membership programs;

•                  growth and market acceptance of the health membership industry;

•                  competition in the health membership industry and our markets;

•                  our ability to attract and retain qualified personnel;

•                  legislative or regulatory changes in the healthcare industry;

•                  the condition of the securities and capital markets;

•                  general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth under the captions “Risk Factors” in our Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-139411 (the “Registration Statement”) and “Management’s Discussions and Analysis” set forth below. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2. Management’s Discussion and Analysis.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to National Health Partners, Inc. and its subsidiaries.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the captions “Risk Factors” in the Registration Statement and “Management’s Discussion and Analysis” set forth below. The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

Overview

We are a national healthcare membership organization that was formed by healthcare professionals to address the need for affordable healthcare nationwide. We create, market and sell membership programs to predominantly underserved markets in the healthcare industry through a national healthcare savings network called CARExpressTM. CARExpressTM is a network of hospitals, doctors, dentists, pharmacists and other healthcare providers comprised of over 1,000,000 healthcare providers that render their services and products to CARExpressTM members at discounted prices. CARExpressTM enables people to engage in point-of-service transactions directly with these healthcare providers and pay discounted prices to the providers.

Our membership programs offer savings on healthcare services to persons who are uninsured or underinsured and to those who purchase only high deductible or limited benefit medical insurance policies by providing access to the same PPOs that are utilized by employers that self-fund at least a portion of their employees’ healthcare costs. Our membership programs are also used to supplement benefit plans and fill in the gaps created by the need to reduce health benefits to keep the costs of health insurance reasonable. We sell our membership programs directly and indirectly through resellers that privately label or co-brand our membership programs and employers that offer our membership programs to their employees.

We are actively engaged in marketing our membership programs to the public and our primary strategic objectives are to generate increased sales of our membership programs and expand our position as a provider of unique healthcare membership service programs. The target market for our membership programs is comprised of individuals who have either limited health benefits or no health benefits. Our market share of this market is currently less than one percent and has been less than one percent since our inception. Since we are not currently large enough to pursue and support the entire market, we intend to continue to pursue specific opportunities that we identify in this market through our various marketing and distribution channels. Through product design, competitive membership pricing, and a variety of marketing and distribution partners, we are pursuing opportunities in the healthcare market that insurance companies have not addressed.

Recent Developments

We have experienced a substantial increase in revenue and our membership base over the past 12 months. We achieved revenue of $3,250,182 for the nine-month period ended September 30, 2007, compared to revenue of $1,052,473 for the nine-month period ended September 30, 2006, an increase of almost 210%. We have entered into agreements with several marketing and distribution partners that are selling our CARExpressTM membership programs to the public and are currently in discussions with several other companies regarding the sale of our CARExpressTM membership programs.

In May 2007, we entered into a membership agreement with American Advantage Association. Under the terms of the agreement, American Advantage agreed to provide us with access to limited insurance benefits initially underwritten by The United States Life Insurance Company in the City of New York, a member company of American International Group, Inc., under a group master policy issued to American Advantage. The limited insurance benefits may be sold by us in the form of membership benefit programs that contain both our traditional health discount membership programs and the limited insurance benefits.

We are currently offering several new membership benefit programs to the public under the name “CARExpressTM Plus.”  Our CARExpressTM Plus membership programs currently consist of variations of our CARExpressTM Comprehensive Program and various limited liability insurance benefits. Members of our CARExpressTM Plus membership programs are able to use the health discount component of the programs to obtain discounts on healthcare costs and use the insurance component of the programs to cover healthcare costs up to the amount of the coverage limit. Each CARExpressTM Plus membership program provides coverage for the member’s full family or, at the member’s option, coverage limited exclusively to the primary insured. We are marketing our CARExpressTM Plus membership programs directly and indirectly through brokers, agents and other independent third parties.

Operational Metrics

Our revenue consists exclusively of recurring monthly membership fees that we receive from members of our membership programs. To generate revenue, we engage in marketing campaigns offering money-back guarantees and free-trial periods as an incentive for prospective members to try our membership programs. Upon becoming paying members, the members pay us membership fees each month for the duration of their membership. The average membership fee per member per month that we receive for our CARExpressTM health discount programs is approximately $35. Approximately 95% of the CARExpressTM health discount programs that we have sold to our current members consist of our Comprehensive Care Program which is currently sold at a monthly retail price of $39.95. The remaining CARExpressTM health discount programs that we have sold to our current members consist of a mix of our less expensive programs. We do not have similar data available for our new CARExpressTM Plus membership programs since we only recently began selling them to the public.

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

A key metric that we use to evaluate our success is our member retention rates. Member retention rates represent the percentage of new members that we acquire that we are able to retain for a specified period of time. Since we incur a large portion of our costs up front and receive recurring membership fees throughout the term of the membership, the longer we are able to retain the members we acquire, the greater the revenue potential of the membership programs that we sell. We believe that the key to obtaining a high member retention rate is to target our marketing campaigns towards those individuals and organizations that are most in need of our programs, most capable of paying for our programs, and most loyal to us and our programs. Member retention rates can be influenced by a variety of factors, including:

•                  the type of membership programs being sold;

•                  the marketing campaign being used to sell our membership programs;

•                  the financial condition and loyalty of our members;

•                  the distribution channel selling our membership programs; and

•                  the type and amount of compensation being paid to our marketing and distribution partners to sell our membership programs.

We have obtained valuable information regarding member demographics through the marketing and advertising campaigns that we have conducted and are focusing our marketing and advertising campaigns on members and member groups that we have identified as being most suitable for our membership programs. As a result, we expect our retention rates to continue to improve over the next 12 months as we pursue these opportunities through our various marketing and distribution channels.

Outlook

Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs. We implemented several strategic growth initiatives during 2006 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies. We have also initiated several measures in anticipation of our future growth, including hiring additional customer service staff and transitioning our current customer service staff from one shift to two shifts to ensure adequate coverage for our members. We expect to generate future revenue and members primarily through our marketing and distribution partners and our various marketing and advertising campaigns. We expect to further increase revenue and members through sales of our CARExpressTM Plus programs to the public. We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities, proceeds from the exercise of outstanding warrants and, if necessary, additional sales of debt or equity securities. We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase for the foreseeable future. We also expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our marketing and advertising campaigns at prospective members and member groups that are most suitable for our membership programs. As a result, we expect to begin generating a net profit from operations in the first half of 2008 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating. We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months or that we will begin generating a net profit from operations in the first half of 2008.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in the Registration Statement under the caption “Item 6. Management’s Discussion and Analysis – Critical Accounting Policies” and the Notes to Consolidated Financial Statements contained therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in the Registration Statement under the caption “Item 6. Management’s Discussion and Analysis – Critical Accounting Policies” and the Notes to Consolidated Financial Statements contained therein.

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

Revenue

Revenue consists of the monthly membership fees that we receive from members of our membership programs. To date, revenue has consisted exclusively of the monthly membership fees we receive from members of our CARExpressTM health discount programs. Revenue increased $615,432 to $1,026,477 for the three-month period ended September 30, 2007 from $411,045 for the three-month period ended September 30, 2006. The increase of $615,432 resulted primarily from sales of our CARExpressTM health discount programs to new members and increased revenue generated from our existing members. Approximately 65% of the revenue that we generated during the three-month period ended September 30, 2007 was derived from sales of our CARExpressTM health discount programs to first-time members, compared to approximately 95% during the corresponding period in 2006. The remainder of the revenue that we generated during these periods was derived from existing members. We expect revenue to increase over the next 12 months as a result of increased sales of our CARExpressTM health discount programs and our CARExpressTM Plus programs by our marketing and distribution partners and through our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks. Direct costs increased $245,488 to $812,647 for the three-month period ended September 30, 2007, from $567,159 for the three-month period ended September 30, 2006. The increase of $245,488 was due primarily to an increase of $144,194 for sales commissions and $101,513 for PPO and network provider costs. We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider networks costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us. Selling and marketing expenses decreased $1,503,512 to $59,627 for the three-month period ended September 30, 2007, from $1,563,139 for the three-month period ended September 30, 2006. The decrease of $1,503,512 was due primarily to decreases of $1,424,389 for radio and television marketing programs and other marketing campaigns and activities, and $79,123 for sales-related cash and equity-based compensation. We expect selling and marketing expenses to increase during the next 12 months as we continue to engage in targeted and cost-efficient marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense. Employee compensation expense consists of all salaries and related compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities. Employee compensation expense increased $86,970 to $490,932 for the three-month period ended September 30, 2007, from $403,962 for the three-month period ended September 30, 2006. The increase of $86,970 was due primarily to an increase of $174,189 in salary and payroll expense associated primarily with an increase in the number of people employed by us and annual increases in the salaries payable to our executive officers under their respective employment agreements. This increase was offset by decreases of $127,650 in stock option expense resulting from our decision in December 2006 to accelerate the vesting of certain stock options previously issued to our executive officers and employees. We are party to employment agreements with David M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor. A summary of the material terms of these employment agreements and our financial obligations thereunder is provided in the Registration Statement under the captions “Management’s Discussion and Analysis – Contractual Obligations” and “Executive Compensation.”  We expect to recognize less equity-based compensation expense in the future due to the accelerated vesting in 2006 of most of the issued and outstanding stock options held by our employees. However, we intend to retain additional executive management personnel and other employees in connection with the anticipated growth of our business. As a result, we expect employee compensation expense to decrease minimally over the next 12 months.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals. Professional fees decreased $119,368 to $120,710 for the three-month period ended September 30, 2007 from $240,078 for the three-month period ended September 30, 2006. The decrease of $119,368 was due primarily to decreases of $67,757 in the amount of expense recognized in connection with equity-based compensation previously paid to service providers and consultants for various services, and $49,429 in general consulting fees for technology-related services. We expect professional fees to decrease over the next 12 months as we recognize less stock compensation expense associated with the equity-based compensation previously paid to our consultants and service providers. We expect this to be partially offset by increases in accounting and legal fees that we will incur in connection with the general expansion of our business and operations.

Other General and Administrative Expenses. Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, general business expenses, severance expense and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities. Other general and administrative expenses increased $399,895 to $526,927 for the three-month period ended September 30, 2007 from $127,032 for the three-month period ended September 30, 2006. The increase of $399,895 resulted primarily from increases of $186,331 for bank service charges associated with new and recurring member transactions, $28,545 for office supplies, $20,814 for postage and delivery expenses, $30,651 for printing and reproduction, $19,470 for computer maintenance and upgrades, as well as increases in other miscellaneous general and administrative expenses. We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation of and growth in our business.

Net Loss

Our net loss decreased $1,506,907 to $983,417 for the three-month period ended September 30, 2007, from $2,490,324 for the three-month period ended September 30, 2006. The decrease of $1,506,907 was primarily the result of an increase of $615,432 in revenue and decreases of $1,503,512 for selling and marketing expense and $119,368 for professional fees, partially offset by increases of $245,488 for direct costs incurred in connection with the sale of our membership programs, $80,919 for employee compensation expense and $405,946 for other general and administrative expenses. We expect to begin generating a net profit from operations in the first half of 2008 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining new members.

Comparison of the Nine-Month Periods Ended September 30, 2007 and September 30, 2006

Revenue

Revenue increased $2,197,709 to $3,250,182 for the nine-month period ended September 30, 2007 from $1,052,473 for the corresponding period in 2006. The increase of $2,197,709 resulted from increased sales of our CARExpressTM health discount programs to new members and increased revenue generated from our existing members. Approximately 80% of the revenue that we generated during the nine-month period ended September 30, 2007 was derived from sales of our CARExpressTM health discount programs to first-time members, compared to approximately 95% during the corresponding period in 2006. The remainder of the revenue that we generated during these periods was derived from existing members.

Direct Costs

Direct costs increased $1,068,585 to $2,037,603 for the nine-month period ended September 30, 2007, from $969,018 for the corresponding period in 2006. The increase of $1,068,585 was due to an increase of $805,783 for sales commissions and $263,242 for PPO and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses decreased $2,335,956 to $170,877 for the nine-month period ended September 30, 2007, from $2,506,833 for the corresponding period in 2006. The decrease of $2,335,956 was due primarily to a decrease of $1,916,656 for radio and television marketing programs and other marketing campaigns and activities, and $67,242 for sales salaries and equity compensation, partially offset by decreases in other selling and marketing expenses.

General and Administrative Expenses

Employee Compensation Expense. Employee compensation expense increased $2,341 to $1,542,710 for the nine-month period ended September 30, 2007 from $1,540,369 for the corresponding period in 2006. The increase of $2,341 was due to primarily to increases of $464,149 in salary and payroll tax expense associated primarily with an increase in the number of people employed by us and annual increases in the salaries payable to our executive officers under their respective employment agreements and $114,216 in expense associated with restricted stock awards granted to our executive officers in 2006 and the acceleration of the vesting of the restricted stock award previously granted to David A. Taylor upon the termination of his employment in March 2007, and increases in other employee compensation expenses. This amount was partially offset by a decrease of $684,386 of stock option expense resulting primarily from our decision in December 2006 to accelerate the vesting of certain stock options previously issued to our executive officers and employees and the acceleration of the vesting of the stock option previously granted to Roger H. Folts, our former Chief Financial Officer, upon the termination of his employment in February 2006.

Professional Fees. Professional fees decreased $129,643 to $419,484 for the nine-month period ended September 30, 2007 from $549,127 for the corresponding period in 2006. The decrease of $129,643 was due primarily to a decrease of $116,428 in general consulting fees for technology-related services and $33,547 in cash and equity-based compensation previously paid to services providers and consultants for various services, partially offset by increases in other professional fees.

Other General and Administrative Expenses. Other general and administrative expenses increased $530,379 to $1,107,145 for the nine-month period ended September 30, 2007 from $576,766 for the corresponding period in 2006. The increase of $530,379 resulted primarily from increases of $273,057 in bank service charges associated with new and recurring member transactions, $110,215 for office supplies, $63,689 for postage and delivery expenses, $32,958 for printing and reproduction costs, $21,911 for network hardware maintenance and upgrades and $29,950 for state corporate filing fees. These increases were partially offset by decreases of $51,065 for financial printing costs and $31,515 for rent obligations.

Gain on the Extinguishment of Debt

Gain on the extinguishment of debt consists of the gain that we recognized in connection with our termination of the lease for our office space in Sarasota, Florida upon the issuance of common stock to Centerpointe Property, LLC on April 1, 2006 in full payment of all rent and other expenses that were due and payable under the lease and a mutual release from any and all claims arising out of the lease. We recognized a gain on the extinguishment of debt of $35,932 during the nine months ended September 30, 2006 in connection with the issuance of these shares. We did not recognize any gain or loss on the extinguishment during the nine months ended September 30, 2007. We do not expect to incur any similar gains on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $2,996,578 to $2,012,269 during the nine-month period ended September 30, 2007, from $5,008,847 during the corresponding period in 2006. The decrease of $2,996,578 was primarily the result of an increase of $2,197,709 in revenue and decreases of $2,335,956 for selling and marketing expenses and $129,643 for professional fees, partially offset by increases of $1,068,584 for direct costs incurred in connection with the sale of our membership programs and $536,430 for other general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of September 30, 2007, we had cash and cash equivalents of approximately $441,550 and working capital of approximately $590,234.

Net cash used by operating activities was $1,645,619 for the nine-month period ended September 30, 2007 compared to $3,692,598 for the nine-month period ended September 30, 2006. The $2,046,979 decrease in cash used by operating activities was due primarily to a decrease of $2,996,578 in net loss, partially offset by a decrease of $684,386 in stock option expense, a difference of $231,241 in deferred revenue, and an increase of $210,397 in deposits.

Net cash used by investing activities was $55,000 for the nine-month period ended September 30, 2007 compared to $17,295 for the nine-month period ended September 30, 2006. The $37,705 increase in cash used by investing activities was due to an increase of $55,000 in assets held for resale and our disposal of $35,717 in certificates of deposit in 2006, partially offset by our purchase of $53,012 in property and equipment in 2006.

Net cash provided by financing activities was $545,200 for the nine-month period ended September 30, 2007 compared to $4,922,123 for the corresponding period in 2006. The $4,376,923 decrease in cash provided by financing activities was due to decreases of $1,728,860 in proceeds from the sale of common stock and $2,816,063 in proceeds received upon the exercise of outstanding warrants, partially offset by an increase of $168,000 in the payment of notes payable.

Our primary sources of capital over the past 12 months are set forth below.

In October 2006, we completed a private offering of 510,000 shares of common stock, Class A warrants exercisable into 510,000 shares of our common stock, Class B warrants exercisable into 510,000 shares of our common stock, Class C warrants exercisable into 510,000 shares of our common stock, and Class D warrants exercisable into 510,000 shares of our common stock for aggregate cash consideration of $255,000. These securities were sold in units comprised of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant. The units were sold at a purchase price of $0.50 per unit. The Class A warrants were initially exercisable into one share of our common Stock at an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period. The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.50 per share, were exercisable until November 30, 2006 and expired at the end of the exercise period. The Class C warrants were initially exercisable into one share of our common stock at an exercise price of $0.50 per share, were exercisable until August 31, 2007, and expired at the end of the exercise period. The Class D warrants are initially exercisable into one share of our common stock at an exercise price of $0.80 per share, are exercisable until November 30, 2007, and expire at the end of the exercise period.

In August 2007, we sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $540,000. These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant. The units were sold at a purchase price of $0.45 per unit. We granted registration rights covering the public resale of all of the shares of common stock and all of the shares issuable upon the exercise of the warrants. All Class A warrants have an exercise price of $0.60 per share, are exercisable for a period of 30 days commencing on the date the registration statement is declared effective by the SEC, and expire at the end of the exercise period. All Class B warrants have an exercise price of $0.80 per share, are exercisable until December 31, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.

During the period beginning January 1, 2006 and ending September 19, 2007, we issued 6,995,397 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.50 and $2.00 per share for aggregate gross cash proceeds of $4,704,413.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.    Controls and Procedures.

As of September 30, 2007, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: November 14, 2007	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended