Form 10KSB
period 2007-12-31
National Health Partners Inc
filed 2008-03-31
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:  December 31, 2007

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                    to                     .

Commission File Number:  000-51731

NATIONAL HEALTH PARTNERS, INC.

(Name of Small Business Issuer in Its Charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	04-3786176 (I.R.S. Employer Identification No.)

120 Gibraltar Road, Suite 107 Horsham, PA	19044
(Address of Principal Executive Offices)	(Zip Code)

(215) 682-7114 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	On Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The issuer’s revenue for its most recent fiscal year were: $3,724,204.

The aggregate market value of the voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold on March 24, 2008, was $11,702,761.

As of March 24, 2008, 41,689,856 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):   Yes  ☐   No  ☒

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenue and costs, and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

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

•                  our dependence on a limited number of preferred provider organizations (“PPOs”) and other healthcare provider networks;

•                  our dependence on a single insurance company for the insurance benefits offered as part of our CARExpressTM Plus programs;

•                  our dependence upon a limited number of marketing and distribution partners for substantially all of our revenue;

•                  our ability to market our membership programs and develop and expand the market for our membership programs;

•                  demand for and acceptance of our membership programs;

•                  competition in the health discount membership market;

•                  our ability to attract and retain qualified personnel;

•                  legislative or regulatory changes in the healthcare industry;

•                  the condition of the securities and capital markets;

•                  general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 1.  Description of Business – Risks and Uncertainties” and “Item 6.  Management’s Discussion and Analysis” below.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 1.  Description of Business.

Overview

National Health Partners, Inc. is a national healthcare membership organization that was formed by healthcare professionals to address the need for affordable healthcare nationwide.  We create, market and sell membership programs targeted toward underserved markets in the healthcare industry through a national healthcare savings network called CARExpressTM.  CARExpressTM is a network of over 1,000,000 participating hospitals, doctors, dentists, pharmacists and other healthcare providers that have agreed to render their services and products to our members at discounted prices.  CARExpressTM enables our members to engage in point-of-service transactions directly with participating healthcare providers and pay discounted prices.

Background

We were incorporated in Indiana on March 10, 1989 as “Spectrum Vision Systems of Indiana, Inc.”  In 2001, we changed our name to “National Health Partners, Inc.” and entered the health discount membership industry to address the need for affordable healthcare nationwide.  From 2001 to 2004, we engaged in limited operations due to our lack of available capital.  During that time, our employees performed relatively limited duties and our operations were focused almost exclusively on building CARExpressTM.  In early 2004, we took a number of steps to increase our business and generate revenue, including raising capital through private placements of our equity securities and marketing our membership programs to the public through mail, print ad, television and internet campaigns.  We also moved into a larger facility that provides us with 17 offices, a fully equipped state-of-the-art computer and telecommunications room, and the capacity to expand our customer service base to approximately 80 customer service representatives.  Since 2004, we have actively pursued opportunities to sell our membership programs.  During this period, we engaged in our first test marketing campaign and entered into agreements with several marketing and distribution partners to market and sell our membership programs.  During 2007, we completed the development of our CARExpressTM Plus programs and have begun to actively market and sell these programs to the public.

Our strategy is to sustain and expand our position as a provider of unique healthcare membership programs.  We are currently actively engaged in marketing our membership programs to the public and are focused on generating increased sales of our membership programs.  Through product design, competitive membership pricing and a variety of marketing and distribution partners, we intend to pursue opportunities in the healthcare market that health insurance companies have not addressed.

Healthcare Industry

The U.S. Department of Commerce estimates that 15.8% of all Americans, or 47 million individuals, were without health insurance coverage in 2006, up from 15.3%, or 44.8 million individuals, in 2005, an increase of 2.2 million people.  The Kaiser Commission estimates that an additional 60 million people are underinsured.  According to the National Coalition on

Healthcare (the “NCH”), the primary reason for this increase is that rapidly rising health insurance premiums have caused many employers to reduce or discontinue health insurance coverage.  The NCH stated that more than 40% of small businesses do not offer employer-sponsored health coverage, and premiums for employer-sponsored health coverage are expected to increase from $7,000 per year in 2001 to $17,000 per year in 2011.  It also stated that the average cost of family coverage is now nearly $11,480 per year, including workers contributions of nearly $2,973.

Several factors have contributed to the increase in the cost of healthcare, including the following:

Over Utilization of the Healthcare System.  Over-utilization of the healthcare system is one of the factors behind these trends. Americans are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations (“HMOs”) are structured to encourage usage.  Small co-payments, generally from $10 or $25 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves ultimately as having to pay the full costs of the medical services received.

Strict State Insurance Regulations.  Another factor is that a number of insurance companies have pulled out of certain states due to state regulations that no longer provide a viable operating environment.  As a result of these health coverage cancellations, those formerly insured individuals and families are required to pay more for their insurance coverage, cannot obtain any coverage because of pre-existing conditions, or simply remain uninsured.

These increasing costs have led to limitations on reimbursement from insurance companies, health maintenance organizations (“HMOs”) and government sources.  Many employers have responded to the increased cost of providing health insurance to their employees by reducing or eliminating available insurance coverage and/or by requiring employees to contribute heavily in cost sharing through higher premiums, deductibles and payment.  As a result, more Americans are being forced to self-insure and pay a growing portion of the cost of their healthcare.  Some are entirely uninsured.  Others can only afford or choose only a high deductible or limited benefit health insurance policy.  In either case, this patient population increasingly forgoes medical procedures or relies on emergency care for its healthcare needs and often incurs prohibitive expenses.  Additionally, costs of healthcare for this patient population are often far higher than the amount an insurance company would pay for the same healthcare services for its insureds because the uninsured and underinsured patients have had no one to negotiate healthcare costs on their behalf.

We believe market demand is significant for any product that can accomplish one or more of the following:

•                  provide a low-cost alternative to health insurance for the 90-plus million Americans who have either no insurance or only catastrophic insurance coverage;

•                  provide small businesses with an affordable way to provide benefits to their employees;

•                  provide quality healthcare to consumers at a price that is both affordable to consumers and that will pay healthcare providers a reasonable fee for their services; and

•                  provide supplemental benefits, such as dental, vision, elective surgery, chiropractic and alternative care, that are not covered by insurance plans.

We believe that our membership programs accomplish each of these tasks.

Our CARExpressTM Healthcare Solution

Overview

We offer membership programs to uninsured and underinsured people through a national healthcare savings network called CARExpress.  We designed our programs in response to the growing number of people who can no longer obtain adequate health insurance.  Our programs provide a lower-cost alternative to individuals who are seeking to reduce their out-of-pocket healthcare costs not covered by insurance or who are unable to obtain healthcare insurance due to their medical history, age or occupation.  Acceptance into our health programs is unrestricted and our programs may be utilized by the member’s entire household.

Our CARExpress™ Membership Programs

We have designed membership programs that range from our traditional health discount programs that provide access to networks of providers that have agreed to provide our members with a reduced rate for services, to membership programs that include limited liability insurance benefits.  We currently offer two families of CARExpressTM membership programs to our members: (i) our CARExpressTM health discount programs, and (ii) our CARExpressTM Plus membership programs.

Our CARExpressTM health discount programs encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic services, alternative care, 24-hour nurseline, medical supplies and equipment, and long-term care facilities which include skilled nursing facilities, assisted living facilities, respite care and home health care.  We provide our members with access to over 1,000,000 healthcare providers through our agreements with CareMark, Aetna, Optum, Outlook Vision, Integrated Health, Three Rivers, International Med-Care and HealthFi International, which are some of the largest and most prestigious national medical networks in the country.

Our CARExpressTM health discount programs are not insurance. There is no undertaking by us to pay a portion of any fee for services or prescriptions purchased using our CARExpressTM membership cards.  Rather, our health discount programs provide consumers with access to healthcare providers who, through their affiliations with PPOs, have agreed in advance to honor our membership cards and accept the discounted fees set by the PPOs.  Our health discount programs require members to pay the provider at the time of service, thereby eliminating the need to file any insurance claims.  Our members simply present their membership card to the participating provider at the time of the service to receive the discounted price.

Our CARExpressTM Plus programs are membership programs comprised of our CARExpressTM health discount programs and limited liability insurance benefits underwritten by The United States Life Insurance Company in the City of New York, a member company of

American International Group, Inc.  Examples of the limited liability insurance benefits included in these programs are accidental death and dismemberment coverage (“AD&D”), accident medical expense coverage (“AME”), accident disability coverage, a daily hospital and intensive care unit (“ICU”) benefit, doctor visit benefits, inpatient/outpatient surgical visit benefits, as well as emergency room and ambulance benefits.  With CARExpressTM Plus, our health discount programs provide our members with a “point of service” discount on their healthcare expenses at the time of service.  Then, the limited liability insurance benefits reimburse our members for some, if not all, of the remaining portion of their healthcare expenses.

We believe that millions of Americans can benefit in some manner from joining CARExpressTM, whether they have health insurance or not.  We believe that our membership programs are most attractive to the following people and organizations:

•                  people without insurance coverage, including self-employed individuals and part-time or temporary employees;

•                  people with gaps in their insurance coverage;

•                  people who have been turned down for insurance because of age, occupation, medical history, a pre-existing condition, lifestyle or other reasons;

•                  people who have reached the yearly and/or lifetime benefit limits of their insurance policy;

•                  people who choose alternative healthcare solutions that are often not covered by HMOs, PPOs, or other insurance, or who seek providers not covered by their present health plans;

•                  employers that want to provide their employees with a low-cost healthcare program;

•                  employees whose employers have terminated or curtailed their health benefits;

•                  people who may be underinsured because of restrictions or provisions in their managed care plans, such as limited coverage, high deductibles or co-insurance limits;

•                  small businesses, chambers of commerce, employers of temporary or part-time personnel and other businesses seeking affordable health benefits for their employees in order to promote employee loyalty and differentiate their companies in the marketplace; and

•                  unions, associations, trade groups and other organizations seeking to increase membership and promote member/customer loyalty by providing or offering a health discount benefit.

How CARExpress™ Works

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

Upon enrollment, new members receive a membership kit that includes their CARExpressTM membership card(s) along with instructions on how to use the programs purchased and how to access providers in their area.  Except with respect to hospitals, members select a participating provider, make an appointment with the provider, present their membership card to the provider at the time of service and receive their discount at the time of service.  The provider may verify an individual’s membership status by calling a phone number imprinted on the membership card or reviewing electronic files that we have submitted to the provider.  There are no claim forms or bills to be processed.

With regard to hospitals, we utilize the services of a hospital savings company to negotiate discounts with the providers and arrange financing with the members for the payment of the hospital services.  Members may use any accredited hospital in the United States.  Members make no payments to the hospital at the time services are rendered.  Instead, they simply present their membership card to the provider at the hospital at the time of service.  The members contact the hospital savings company prior to or after their hospital stay and the hospital savings company negotiates a discounted rate for the hospital services.  The hospital savings company then pays the bill in full for the member and arranges financing with the member directly.

In the event a member purchases one of our CARExpressTM Plus programs, the process is similar.  The member presents his or her CARExpressTM membership card at any of the one million participating providers nationwide to receive their discount in the manner specified above.  After they have received their discount, the member contacts our in-house customer service staff to request a claim form.  We provide a claim form to the member that the member completes and submits directly to the insurance company.  Reimbursement is made directly to the member by the insurance company in accordance with the benefits schedule of their plan.

Benefits of Using CARExpress™

Our membership programs provide benefits to our members, unions, associations and businesses, and healthcare providers and provider networks.

Benefits to Members.  Our membership programs are attractive to our members because our programs provide them with access to a variety of healthcare products and services at discounted prices and, in the case of our CARExpressTM Plus programs, reimbursement for some, if not all, of the remaining portion of their healthcare expenses.  Membership in our membership programs is unrestricted and provides benefits to individuals who, because of their medical history, age, occupation or financial condition, are unable to obtain traditional health insurance. Our membership programs cover each person in the member’s household and can be used as often as they wish.

Benefits to Unions, Associations and Businesses.  Our membership programs are attractive to unions, associations, businesses and other organizations with large numbers of members or employees because our programs can assist these organizations in their efforts to attract and retain members and employees by enabling them to offer a more complete healthcare benefits package.

Benefits to Healthcare Providers and Provider Networks.  Our membership programs are attractive to physicians, hospitals and other healthcare providers because our programs help healthcare providers and provider networks increase their customer base. Our membership programs are also attractive to provider networks because they increase the likelihood that healthcare providers will affiliate with them to gain access to a greater number of potential customers and patients.

Strategy

Our strategy is to sustain and expand our position as a provider of unique healthcare membership programs.  We intend to focus predominantly in underserved markets where individuals either have limited or no healthcare benefits. We have developed healthcare membership programs that enable people to access healthcare providers throughout the country for a lower cost.  Through product design, competitive membership pricing and strong distribution channel partners, we plan to fill a significant void in the healthcare market that insurance companies have not addressed.

Key elements of our strategy are as follows:

Continue to Develop Unique Healthcare Programs For Broad Markets.  Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups.  By varying the features of our programs, including discounts (medical, consumer and business services) and limited liability insurance benefits, we are able to meet the product and pricing needs of a broad market.  We anticipate that this will allow us to capture a larger share of the healthcare market through existing marketing channels and through establishment of new client relationships.  We intend to continue developing programs for affinity groups, such as unions, small businesses, trade associations and charitable organizations, and intend to enhance our program offerings by combining variations of our current programs with such other healthcare-related programs as health savings accounts (“HSAs”).

Recruit and Retain Marketing and Distribution Partners.  Growth in sales of our membership programs is dependent upon our marketing and distribution partners continuing to market our membership programs to prospective customers and recruit additional marketing and distribution partners to market our membership programs to prospective customers.  We intend to continue to focus our efforts on retaining our existing marketing and distribution partners and obtaining new marketing and distribution partners by expanding our in-house sales and marketing staff.  We also plan to improve the productivity of our marketing and distribution partners through lead development, marketing support, sales assistance and training.

Leverage our PPOs and Provider Networks.  While we currently have contractual relationships with several large, well-recognized and fully developed PPO and provider networks, we intend to continuously assess the capabilities of our PPOs and provider networks and work towards making alternative healthcare solutions available to our members.  We believe that our large provider base enhances our membership programs with market credibility, and we intend to leverage this credibility to further our market penetration.

Provide High Quality Customer Service.  In order to achieve our anticipated growth and to ensure member, healthcare provider and marketing and distribution partner loyalty, we intend to continue to develop and invest significantly in our customer service systems.  Our in-house customer service staff provides members, healthcare providers and marketing and distribution partners with prompt, courteous, and complete information about all aspects of our membership programs.  We have also developed a proprietary computer database system that provides customer service representatives with immediate access to provider demographic data and member information, including the components of each member program or plan and the details a member requires to properly utilize the program.

Develop Private-Label Product Offerings.  To complement individual and group sales and lead generation accomplished through our marketing and distribution partners, we are attempting to promote sales of our membership programs to groups and self-funded employers.  We have implemented a number of private-label program offerings for specific markets and entities.  We plan to leverage off our current administrative and product development systems to continue to provide private-label availability to organizations that can commit to significant levels of sales of these programs.

Customers

Our primary target customer group is comprised of the 47 million Americans who have no health insurance of any kind. This group includes self-employed individuals and part-time or temporary employees, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons. Our secondary target customer group includes the approximately 60 million Americans who lack complete health insurance coverage. This group includes people with gaps in their insurance coverage, employees paying large deductibles or premiums, and employees who do not receive adequate insurance coverage through their employers. It also includes people who are underinsured because of restrictions or provisions in their managed care plans, such as limited coverage, high deductibles or co-insurance limits, people who have been turned down for insurance coverage for a medical procedure due to a pre-existing condition clause, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons.

Our CARExpressTM Membership Programs

We have designed two distinct groups of membership programs that we currently offer to our members: (i) our CARExpressTM health discount programs, and (ii) our CARExpressTM Plus membership programs.  Our CARExpressTM health discount programs enable our members to engage in point-of-service transactions directly with participating healthcare providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds.  Our CARExpressTM Plus programs are comprised of variations of our comprehensive CARExpressTM health discount program and limited liability insurance benefits underwritten by The United States Life Insurance Company in the City of New York, a member company of American International Group, Inc.  With CARExpressTM Plus, our health discount programs provide our members with a point-of-service discount on their medical expenses at the time of service.  Then, the limited liability insurance benefits reimburse our members for some, if not all, of the remaining portion of their medical expenses.

CARExpress™ Health Discount Programs

We sell our CARExpressTM health discount programs directly and indirectly through a variety of marketing and distribution partners.  Our programs typically range in price from $9.95 to $39.95 per month, depending upon the program selected. We also offer features to encourage potential members to try out our CARExpressTM health discount programs, including refund guarantees and “trial” periods of free or discounted membership.  Healthcare products and services are bundled, priced and marketed using relationship marketing strategies or direct marketing to target the profiled needs of our customers. The discounted prices paid by our members typically range from 10% to 50% off providers’ usual and customary fees.  These discounts are designed to save the individual substantially more than the cost of the program itself.

We currently offer five standard CARExpressTM health discount programs that provide benefits that range from prescription drug and vision care to comprehensive physician, hospital, vision, dental and other care.  A description of each of our five standard programs is provided below.

Comprehensive Care Program.  This program is designed for individuals and families with no health insurance.  It provides members with access to almost all of the products and services accessible through our PPOs and provider networks, including physician, hospital and ancillary care, dental and vision care, retail and mail order pharmacy, 24-hour nurseline, hearing care, chiropractic and complementary alternative care, medical supplies and equipment, and long-term care facilities.  Our comprehensive care program targets those with little or no insurance, or those with only catastrophic coverage.  We believe that our comprehensive care program is of particular interest to consumers who are not covered by group health or individual benefit plans.  The monthly retail price for this membership program is $39.95 per household.

Supplemental Care Program.  This program is designed for individuals and families who are underinsured and offers everything our comprehensive care program offers, except for access to doctors and hospitals.  Our supplemental care program generally presumes the member has some level of basic health insurance coverage.  It offers services that are typically not covered under a traditional health insurance plan or an insurance plan that may have certain coverage limits.  This program typically is marketed as an add-on service alongside an existing health insurance plan or as a stand-alone product for those who have health insurance but with minimal benefits for prescription or other ancillary services.  The monthly retail price for this membership program is $29.95 per household.

Preferred Program.  This program is designed for individuals and families who are underinsured and need to save on the basic health services not covered under a traditional health insurance plan.  It offers savings on prescriptions, vision and dental care, and a 24-hour nurseline.  The monthly retail price for this membership program is $19.95 per household.

Dental & Vision Care Program.  This program is designed for individuals and families who typically have health insurance, but who do not have either dental care or vision care.  The monthly retail price for this membership program is $14.95 per household.

Prescription & Vision Care Program.  This program is designed to offer members an inexpensive way to save money on prescriptions and vision care.  This program is our low-cost entry program.  The monthly retail price for this program is $9.95 per household.

CARExpress™ Plus Membership Programs

We sell our CARExpressTM health discount programs in combination with limited liability insurance benefits underwritten by The United States Life Insurance Company in the City of New York, a member company of American International Group, Inc., as part of our CARExpressTM Plus membership programs.  Limited insurance benefit policies are less expensive than traditional comprehensive healthcare insurance and do not require the member to undergo any medical underwriting.  As a result, they are generally available to everyone, regardless of their health conditions.  The policies usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred healthcare costs.  These policies pay a certain amount for designated healthcare services.  For instance, a member could choose a program entitling him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days in a calendar year.

Our CARExpressTM Plus programs typically range in price from $99 to $498 per month, depending upon the program selected. We market these programs directly and indirectly through insurance companies and independent third parties.  Our CARExpressTM Plus programs provide an innovative and affordable solution to individuals who previously could not afford a comprehensive medical plan.  These programs are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular member base.

We currently offer three standard CARExpressTM Plus programs.  A description of each of these programs is provided below.

CARExpressTM Plus Platinum Program.  This program is our premium CARExpressTM Plus program.  It is comprised of a variation of our CARExpressTM Comprehensive Care Program that includes on-line physician and psychologist services, and limited liability insurance benefits consisting of AD&D coverage of $50,000, AME coverage of $2,500, accident disability coverage of $400 per month for up to 12 months, a daily hospital benefit of $1,000 for up to 180 days, a daily ICU benefit of $1,000 for up to 14 days, $75 for up to eight doctor visits, inpatient/outpatient surgical visits of up to $20,000 per year, $100 for emergency room visits for up to three visits per person per year and $100 for ambulance services for up to three times per person per year.  The monthly retail price for this membership program is $228 for an individual and $498 for a family.

CARExpressTM Plus Gold Program.  This program is our mid-level CARExpressTM Plus program.  It is comprised of a variation of our CARExpressTM Comprehensive Care Program that includes on-line physician services, and limited liability insurance benefits consisting of AD&D coverage of $25,000, AME coverage of $2,500, accident disability coverage of $400 per month for up to 12 months, a daily hospital benefit of $500 for up to 180 days, a daily ICU benefit of $500 for up to 14 days, $50 for up to six doctor visits, inpatient/outpatient surgical visits of up to $20,000 per year, $75 for emergency room visits for up to three visits per person per year and $100 for ambulance services for up to three times per person per year.  The monthly retail price for this membership program is $137 for an individual and $285 for a family.

CARExpressTM Plus Silver Program.  This program is our low-cost entry CARExpressTM Plus program.  It is comprised of our CARExpressTM Comprehensive Care Program and limited liability insurance benefits consisting of AD&D coverage of $10,000, AME coverage of $1,000, a daily hospital benefit of $250 for up to 180 days, a daily ICU benefit of $250 for up to 14 days, $50 for up to five doctor’s visits, inpatient/outpatient surgical visits of up to $20,000 per year, $50 for emergency room visits for up to three visits per person per year and $100 for ambulance services for up to three times per person per year.  The monthly retail price for this membership program is $99 for an individual and $225 for a family.

Healthcare Providers

We do not contract directly with any of the physicians, dentists, hearing care specialists, eye care specialists or other healthcare providers that participate in our CARExpressTM health savings network.  Instead, we contract with PPOs or their affiliates and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  We select and utilize only those provider networks that we believe can deliver adequate savings to our members while providing adequate support for our membership programs with the healthcare providers.  We typically pay a per member per month fee for use of a provider network that is determined in part based on the number of providers participating in the network, the number of our members accessing the network, and the particular products and services utilized by our members.  We only pay fees for those members authorized to utilize the network.  The agreements through which we have contracted for access to the PPO or other provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are not exclusive as it is not customary in the health membership industry for PPOs to agree to work exclusively with a single healthcare savings organization, and most contain provisions maintaining the confidentiality of the terms of the agreement.

The principal suppliers of the over 1,000,000 healthcare providers that comprise CARExpressTM are CareMark, Aetna, Optum, Outlook Vision, Integrated Health, Three Rivers and HealthFi.  Under our various agreements with these PPOs or their respective affiliates, our members are provided with access to their network of healthcare providers in varying combinations of specialties and at varying discounts from the scheduled prices for covered products and services.  Although we have arrangements in place with several secondary networks, these PPOs currently supply the provider commitments for almost all of our members.  If we lose our arrangement with any of these PPOs for any reason, we would attempt to establish a primary relationship with one of our secondary suppliers.  If we are unable to replace the lost arrangement with a similar arrangement with another provider network, however, our business may be adversely affected.

We can provide no assurance that our contracts with these PPOs and their affiliates will not expire or be terminated by us or them, nor can we provide any assurance that we will be able to replace the services available to our members under these agreements in the event they do expire or are terminated.  In addition, we can provide no assurance that these organizations will refrain from partnering with one of our competitors or competing directly with our membership programs.  Accordingly, the expiration or termination of these relationships, or the decision by any of these organizations to partner with one of our competitors or compete directly with us, may have a material adverse effect on our business, financial performance and results of operations.

Marketing and Distribution

We market our membership programs directly to individual consumers through our direct sales force, television, radio, newspapers, magazines and the Internet.  We also market and support our membership programs through our CARExpressTM Web site at www.carexpresshealth.com.  Our CARExpressTM Web site enables consumers to review our membership programs, our healthcare providers and their locations, the products and services available through our healthcare providers, and the discounts and special promotions available to members for their products and services.  Consumers can also purchase our membership programs through our CARExpressTM Web site by filling out an application online.  Direct sales to consumers provide us with higher long-term margins on sales because we do not have to pay commissions to any intermediary organization.  In addition, the advertising and marketing campaigns that we engage in to target consumers provide us with increased market awareness and support for the brokers, agents, small businesses, unions and associations comprising our other marketing and distribution channels.

We also market our membership programs indirectly through brokers and agents, small businesses and trade associations, unions and associations, and marketing companies.

Brokers and Agents.  We sell our membership programs through licensed insurance brokers and agents by entering into commission-sharing arrangements with them under which they market and sell our membership programs to individual consumers through large employer groups, life insurance companies and associations.  Our membership programs are not competitive with the insurance products they sell, but instead are complementary program offerings.  Brokers and agents typically offer our membership programs as a complementary value-added program to the traditional insurance products that they sell.  We estimate that a total of between 150 and 200 such brokers and agents currently market our membership programs to prospective customers.  The brokers and agents that we utilize typically offer and sell our membership programs on a part-time basis and may engage in other related or unrelated business activities, including selling the products or services of our competitors.  Most of the prospective customers to whom brokers and agents market our programs are current clients of the brokers and agents who have purchased products or services through the brokers and agents in the past.  The other prospective customers are new clients that the brokers and agents have identified through their own efforts.

Small Businesses and Trade Associations.  We use small businesses, trade associations, charitable organizations and similar organizations to market our membership programs to their members and employees.  Under these types of arrangements, we customize our health membership cards by adding the sponsoring organization name and/or logo on the card and provide access to our networks as well as all required fulfillment services.  We believe that these private label cards are attractive to these organizations because the cards will enable them to more closely identify themselves with the benefits provided to their members.  Moreover, we believe that the preexisting relationship between the sponsor and its employees or members will enhance the likelihood that the employee or member will purchase our health membership cards.  These organizations may purchase our membership programs for their employees or members, or subsidize a portion of the monthly membership fees of our programs for their employees or members.  No fee will typically be paid by us to such organizations if the organizations opt to purchase or subsidize our programs.  Alternatively, these organizations may simply offer their employees or members the opportunity to purchase our programs directly from us or through a payroll deduction plan.  In this event, we will typically pay such organizations a marketing fee for each membership sold.

Unions and Associations.  We market our membership programs to unions, associations, corporations and similar organizations.  These organizations provide us with the opportunity to acquire a large group of members.  Group accounts provide us with higher retention rates for memberships because of factors such as organization sponsorship of its members or employees, subsidizing of monthly membership fees by such organizations, and lower cost memberships to members or employees resulting from significantly lower prices charged to the organization.  These organizations may purchase our membership programs for their employees or members, or subsidize a portion of the monthly membership fees of our programs for their employees or members.  We do not typically pay a marketing fee to the organizations if the organizations opt to purchase or subsidize our programs.  Alternatively, these organizations may simply offer their employees or members the opportunity to purchase our programs directly from us or through a payroll deduction plan.  In this case, we typically pay the organizations a marketing fee for each membership sold.

Marketing Companies.  We utilize the services of marketing companies to market our membership programs to prospective customers, such as individual consumers and employers typically having less than 50 employees.  Marketing companies are groups of sales persons that market our membership programs directly to prospective customers through face-to-face contact and such media as television, radio, internet and print ads.  We pay our marketing companies fees that are typically comprised of a commission on the sale price of the membership program and/or an up-front fee per member generated.  The amount of the commissions and up-front fees that we pay to marketing companies are determined based on the type of membership programs being sold by the marketing companies and the number of members being generated over a set period of time by the marketing companies.

Customer Service, Training and Support

We believe that providing superior customer support is critical to our business.  Currently, we maintain an in-house customer service center at our corporate headquarters in Horsham, Pennsylvania, where we employ full-time customer service representatives and utilize the services of temporary customer service representatives on an as-needed basis.  Our customer service center is available to members and may be accessed via e-mail or toll-free numbers, Monday through Friday, from 9:00 a.m. to 11:00 p.m. Eastern Standard Time.  We also utilize an outside call center for after-hours calls so that we are able to provide full 24-hour toll-free coverage for our members.  Our customer service center provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone and e-mail.  Our customer service center staff delivers education, training and pre-sales support to our members, employers and other sponsoring organizations, and healthcare providers and provider networks.  We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products.  Our customer service staff is responsible for handling general customer inquires, answering questions about the ordering process, updating and maintaining customer account information, investigating the status of orders and payments, as well as processing customer orders.  In addition, our customer service staff proactively updates customers on a variety of topics, including release dates of new products and updates to existing products.

We operate in a fully-equipped facility with a state-of-the-art computer and telecommunications room that is wired to handle our growing needs and provides us with the capacity to expand our customer service base to approximately 80 customer service agents.  Our proprietary computer database system provides our customer service representatives with immediate access to provider demographic data and member information, including the components of each member program or plan and the details a member requires to properly utilize the program.  All new customer service representatives are required to complete a training course before beginning to take calls and attend on-the-job training thereafter.  Through our training programs, systems and software, we seek to provide members with friendly, rapid and effective answers to questions.  We continue to work closely with our healthcare providers and organizations to ensure that their representatives are knowledgeable about our membership programs.

We provide extensive training to our marketing and distribution partners to assure that they accurately represent our products and services.  This training is available in a variety of forms, including a training manual, audiotapes and videotapes, local and regional training meetings and weekly conference calls. The training encompasses both product training as well as marketing training and sales techniques.  We have also implemented policies and procedures in place to control any advertising or promotions that are utilized by our marketing and distribution partners.  We believe these policies and procedures are necessary to assure the proper representation of the program at all times and include the pre-approval of all advertising, adherence to anti-spamming and anti-fax blasting rules, and limits where the representatives can advertise our programs.  The failure of a representative to follow these rules can result in termination of the representative’s relationship with us.

Technology

               We have made substantial investments in our proprietary technology and management information systems.  We have a state-of-the-art telecommunication network and computer system for our executive officers and customer service staff. Our management information systems were designed in-house and are used in most aspects of our business, including maintaining member eligibility and demographic information maintaining representative information paying commissions, maintaining a database of all healthcare providers and providing healthcare provider locator services, drafting members’ accounts on a monthly basis, and tracking of cash receipts and revenue.  We have also created an extensive CARExpressTM Web site for our membership programs at www.carexpresshealth.com that provides information about the various healthcare products and services available, allows for healthcare provider searches, answers questions, provides savings schedules, and allows new members and representatives to enroll online.  It also allows our marketing and distribution partners to access support and training files and to view their genealogy and commission information through a password-protected area.  Our CARExpressTM Web site is set up as a “self-replicating” website to allow our marketing and distribution partners to obtain a copy of the website under a unique web address.

Competition

The health membership industry is rapidly evolving and competition for members is becoming increasingly intense.  Competitors vary in size and in scope and breadth of the products and services they offer.  We offer membership programs that provide products and services similar to or directly in competition with products and services offered by PPOs, HMOs, healthcare membership programs, retail pharmacies, mail order prescription companies, and other ancillary healthcare insurance organizations.  Competition for new representatives is also intense, as these individuals have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

We believe that success in the health membership industry is dependent upon the ability of companies to:

•                  identify retail markets and outlets, unions and associations, and consumers that may benefit from healthcare membership programs;

•                  maintain contracts with reputable PPO and provider networks that offer substantial healthcare savings and reputable insurance companies that offer affordable health insurance policies;

•                  develop and implement effective marketing and advertising campaigns;

•                  provide programs comparable or superior to those of competitors at competitive prices;

•                  enhance the quality and breadth of the membership programs offered;

•                  provide high quality customer service;

•                  offer substantial savings on the major-medical costs such as hospital and surgical costs;

•                  combine the programs with affordable insurance policies that have high deductibles or set pre-defined payment for hospitalization;

•                  adapt quickly to evolving industry trends or changing market requirements;

•                  satisfy investigations on the part of state attorney generals, insurance commissioners and other regulatory bodies; and

•                  hire and retain marketing and distribution partners and finance promotions for the recruiting of new members and marketing and distribution partners.

Our principal competitors include Access Plans USA, AmeriPlan, Best Benefits, Careington International, Family Care, Full Access Medical, International Association of Businesses, New Benefits, Inc. and People’s Benefit Services.  People’s Benefit Services focuses generally on the provision of retail and mail order pharmacy services and vision and dental care, and thus competes with only a portion of our membership programs.  Access Plans USA, AmeriPlan, Best Benefits, Careington International, Family Care, Full Access Medical and New Benefits provide a broader range of products and services including hospital, physician, 24-hour nurseline, chiropractic and nursing home care, and thus compete with our full range of membership programs.  Our principal competitors generally offer their membership programs at a monthly or annual fee that is equal to or greater than the monthly fees that we charge for comparable membership programs, and offer cancellation privileges, refund guarantees, and trial periods of free or discounted memberships similar in nature and amount to those that we offer.

We also face current and potential competition from insurance carriers, third-party administrators, retail pharmacies, financial institutions, federal and state governments, PPOs, HMOs and other healthcare networks.  We face additional competition due to a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with small businesses and other prospective customers to provide healthcare services.  A number of companies offer health membership programs that are localized geographically, or specialized in certain service categories such as dental, chiropractic, or pharmacy only.  Recently, several of the major drug manufacturers have begun, or announced plans to begin, offering prescription discount cards for their own drug brands.

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

Regulatory and Legislative Issues

We are subject to a variety of laws and regulations applicable to companies engaged in the healthcare industry.  Because the nature of our services is relatively new and the health membership industry is rapidly evolving, we may not be able to accurately predict which regulations will be applied to our business and we may become subject to new or amended regulations.

State Discount Health Program Regulations.  Over the last few years, more than 20 states have enacted legislation that specifically addresses the operation and marketing of discount health programs like ours.  Additional states are expected to enact such legislation in the future.  The laws vary in scope.  Some apply to discounts on all health care purchases.  Some regulate only prescription discounts.  Some exclude prescription discounts but regulate other services.  The laws also vary in operation.  Some contain only provisions that relate to the operation and marketing of discount health plans and some require licensing and registration.  Because such legislation and regulations are newly enacted or adopted, we do not know the scope and full effect on our operations.  There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our health discount programs in the state.  Compliance with these laws and regulations on a state-by-state basis is costly and cumbersome and may have a material adverse effect on our financial position in the future.

Compliance with federal and state regulations is generally our responsibility.  The health discount program industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing.  As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers.  Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

•                  non-compliance may cause us to become the subject of a variety of enforcement or private actions;

•                  compliance with changes in applicable regulations could materially increase the associated operating costs;

•                  non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

•                  non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation and the relationships we have with our members, provider networks and consumers in general.

Insurance Regulations.  Our membership programs are not insurance programs and we are not subject to regulation as an insurance company or as a seller of insurance in connection with the sale of our membership programs.  Occasionally, we receive inquires from insurance commissioners in various states that require us to supply them with information about our membership programs.  To date, these agencies have concurred with our view that our health discount programs are not a form of insurance.  We can provide no assurance that this situation will not change in the future, or that an insurance commissioner will not successfully challenge our ability to offer our membership programs without compliance with state insurance regulations in the future.  Furthermore, states may adopt regulations or enact legislation that may affect the manner by which we sell our membership programs or restrict or prohibit the sale of our membership programs.  If we do not comply with the regulations or legislation of these states, we may be prevented from selling our programs in these states or may be subject to fines and penalties that could have a material adverse affect on our operations and financial condition.

Government regulation of health insurance, healthcare coverage and health membership plans is a changing area of law and varies from state to state.  The sale of insurance products and the licensing of insurance brokers and agents are subject to regulation and supervision, predominantly by state authorities.  While the scope of regulation and form of supervision may vary from state to state, insurance laws relating to the sale of insurance products and licensing of insurance brokers and agents are often complex and generally grant broad discretion to supervisory authorities in adopting regulations.  These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising.  States have broad powers over the granting, renewing and revoking of licenses and approvals, marketing activities and the receipt of commissions.  Although we are not an insurance company, the insurance companies from which we obtain the limited insurance benefits included in our CARExpressTM Plus membership programs are subject to various federal and state regulations applicable to their operations.  We must rely on the insurance companies that provide the limited insurance benefits that we offer as part of our CARExpressTM Plus membership programs to carefully monitor state and federal legislative and regulatory activity as it affects their insurance products and services.  These insurance companies must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations.  We may also be limited in how we market and distribute our CARExpressTM Plus membership programs as a result of these laws and regulations.  Additional governmental regulation or future interpretation of existing regulations may increase the cost of compliance or materially affect the insurance products and services offered by us and, as a result, our results of operations.

We market our CARExpressTM Plus membership programs through an association that has been formed to provide various consumer benefits to its members.  This association may include in its benefit packages insurance products that are issued under group or blanket policies covering the association’s members.  Our ability to offer limited insurance benefits for inclusion in these benefit packages may be affected by governmental regulation or future interpretation of existing regulations that may increase the cost of regulatory compliance or affect the nature and scope of products that we may make available to such associations.  In addition, most states allow these programs to be sold under certain circumstances without a licensed insurance agent making each sale.  If a state later determines that our sales of these programs do not comply with its regulations, our ability to continue selling these programs would be affected and we might be subject to fines and penalties and may have to issue refunds or provide restitution to the association and its members.

Product Claims and Advertising Laws.  The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters.  The Federal Trade Commission may institute enforcement actions against companies for false and misleading advertising of consumer products.  In addition, the Federal Trade Commission has increased its scrutiny of the use of testimonials, similar to those used by us and the marketing companies, brokers and agents marketing our membership programs.  While we have not been the target of any Federal Trade Commission enforcement actions, we can provide no assurance that:

•                  the Federal Trade Commission will not question our advertising or other operations in the future;

•                  a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations; or

•                  future Federal Trade Commission regulations or decisions will not restrict the permissible scope of such claims.

We are also subject to the risk of claims by brokers and agents and their respective customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices.  These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from brokers, agents, customers or others.  Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining brokers, agents or consumer, refunds to an entire class of brokers, agents or customers, client refunds, or other damages, as well as changes in our method of doing business.  A complaint based on the practice of one broker or agent, whether or not we authorized the practice, could result in an order affecting some or all of the brokers and agents that we use in a particular state.  Also, an order in one state could influence courts or government agencies in other states considering similar matters.  Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

Healthcare Regulation and Reform.  Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business in the future. There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system.  Many states have enacted, or are considering, various healthcare reform statutes.  These reforms relate to, among other things, managed care practices, prompt pay payment practices, health insurer liability and mandated benefits.  Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information.  As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive.  We expect this trend of increased legislation to continue. We are unable to predict what state reforms will be enacted or how they would affect our business.

Legislative Developments.  Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures.  Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program.  Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies. We are unable to evaluate new legislation that may be proposed and when or whether any legislation will be enacted and implemented.  However, many of the proposals, if adopted, could have a material adverse effect on our business, financial condition or results of operations.

Intellectual Property Rights

Our intellectual property rights are important to our business.  We rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpressTM brand.  Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information.  We have obtained registered trademarks from the United States Patent and Trademark Office for the word “CARExpress” and our CARExpressTM brand.  We have applied for trademark registration for the word “CARExpress Plus” and may apply for legal protection for certain of our other intellectual property in the future.  We can provide no assurance, however, that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

Employees

As of March 24, 2007, we had 23 employees.  Of this number, 20 were full-time employees and three were part-time employees.  We utilize the services of approximately ten consultants and advisors as well as after-hours call center representatives and temporary customer service representatives.  We do not employ the individuals working for our after-hours call center or the temporary customer service representatives.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

While we are actively engaged in marketing our membership programs to the public and are experiencing rapid growth in sales of our membership programs, we have generated only a small amount of revenue to date.  In addition, since we have only been offering our membership programs to the public since 2003, we have very limited historical data with respect to sales of our health membership cards.  As a result of these factors, the revenue and income potential of our business is unproven, and we have only a limited operating history upon which to base an evaluation of our current business and future prospects.  Because of our limited operating history and because the health membership industry is rapidly evolving, we have limited insight into trends that may emerge and affect our business.  We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

We have a history of losses and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising a substantial doubt about our ability to continue as a going concern.

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2007, had an accumulated deficit of approximately $21.4 million.  We incurred net losses to common stockholders of approximately $3.5 million for the year ended December 31, 2007 and approximately $10 million for the year ended December 31, 2006.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2007 contained a qualification raising a substantial doubt about our ability to continue as a going concern.  While we expect to begin generating net profits from operations in the future, we can provide no assurance that this expectation will be met.  As a result, we may continue to generate losses for the foreseeable future.

We will need to raise additional funds in the future to cover our long-term contractual obligations and operating expenses, which funds may not be available or, if available, may not be available on acceptable terms.

We have significant long-term contractual obligations that we must satisfy over the next several years.  We are a party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst pursuant to which we are currently paying them annualized base salaries of $348,000, $290,400 and $159,720, respectively.  We must also make payments under the operating lease for our office space in Horsham, Pennsylvania in the aggregate amount of approximately $165,000 over the next 12 months.  A summary of the material terms of these employment agreements and the lease and our financial obligations thereunder is provided herein under “Item 6.  Management’s Discussion and Analysis – Contractual Obligations.”  If we are unable to satisfy these obligations as they become due, our business may be materially and adversely affected.

We also expect to continue to incur significant operating expenses over the next 12 months as we:

•                  develop new membership programs;

•                  recruit additional marketing and distribution partners and hire additional personnel, including sales personnel, customer service staff and support staff;

•                  leverage and develop relationships with additional PPOs and provider networks;

•                  upgrade our operational and financial systems, procedures and controls; and

•                  comply with state and federal laws governing our business operations, comply with Securities and Exchange Commission (“SEC”) reporting requirements and fulfill the other responsibilities that we have as a public company.

We may also experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties.

We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  As a result, we will need to raise additional funds during the next 12 months.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, sell or create new membership programs, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  This may seriously harm our business, financial condition and results of operations.

We currently generate almost all of our revenue through a limited number of marketing and distribution partners.

A limited number of marketing and distribution partners currently generate almost all of our revenue for us.  Although we are in the process of expanding the number of marketing and distribution partners selling our membership programs, we can provide no assurance that we will be successful in adequately doing so.  In the event any of our significant marketing and distribution partners stops selling our programs to prospective members, or if prospective members do not purchase our programs through these marketing and distribution partners, our business, financial condition and results of operations could be materially and adversely affected.

We must develop and expand our use of marketing and distribution partners to increase revenue and improve our operating results.

Our success will depend in large part upon our ability to attract, retain and motivate the marketing and distribution partners that market our membership programs.   We will need to expand our existing relationships and enter into new relationships with marketing and distribution partners in order to increase our current and future market share and revenue.  We compete with all types of healthcare companies throughout the United States for marketing and distribution partners.  We can provide no assurance that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms.  If we are unable to maintain and expand our existing relationships or enter into new relationships with marketing and distribution partners, we may lose customer introductions, co-marketing benefits and sales, and our operating results may suffer.

Our reliance on brokers, agents, unions, associations and other organizations for sales of our membership programs could result in reduced revenue growth because we have little control over them.

Brokers, agents, unions, associations and other organizations currently account for most of our revenue.  None of these parties is obligated to continue selling our membership programs.  Our ability to generate increased revenue depends significantly upon the ability and willingness of these parties to market and sell our membership programs throughout the United States.  If they are unsuccessful in their efforts or are unwilling or unable to market and sell our programs, our operating results may suffer.

We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our membership programs.  These parties typically offer and sell our programs on a part-time basis, and may engage in other business activities.  They also may give higher priority to the products or services of our competitors and reduce the amount of effort they devote to marketing our programs.  We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and reducing or eliminating their efforts to sell our programs.

We are dependent upon insurance brokers and agents to offer and sell our CARExpressTM Plus programs to the public.

We rely primarily upon insurance brokers and agents to offer and sell our CARExpressTM Plus programs.  These insurance brokers and agents may offer and sell membership programs that are competitive with ours and may give higher priority and greater incentives (financial or otherwise) to other membership programs, reducing their efforts devoted to the marketing and distribution of our CARExpressTM Plus programs. Also, our ability to attract and retain independent insurance agencies could be negatively affected by adverse publicity relating to our products and services or our operations.  Development and maintenance of the relationships with insurance brokers and agents may in part be based on professional relationships and the reputation of our management and marketing personnel.  Consequently, these relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships.  The loss of a significant number of insurance brokers and agents or the loss of a key insurance broker or agent for any reason could adversely affect our revenue and operating results, or could impair our ability to establish new relationships or continue strategic relationships with other insurance brokers and agents.

We currently rely on a small number of PPOs and other provider networks, the loss of any one of which or the change in our relationship with any one of which could have a material adverse effect on our business.

CareMark, Aetna, Optum, Outlook Vision, Integrated Health, Three Rivers and HealthFi are the principal PPOs and provider networks through which our members receive savings on healthcare products and services through our membership programs.  Our agreements with these parties are not exclusive, so they may choose to partner with one of our competitors or compete directly with our programs.  In addition, these agreements may be terminated by either party on between 45 and 180 days’ prior written notice.  While we currently have a good relationship with each of these parties, we can provide no assurance that we will continue to have a good relationship with any of them in the future.  If these organizations choose to partner with our competitors or compete directly with our programs, our business could be adversely affected.  In addition, if, for any reason, we should lose a provider relationship and be unable to promptly replace it with a new one, we may be unable to offer certain benefits to members, which could have a negative impact on our sales.

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

We must develop and maintain relationships with insurance companies for the insurance benefits included in our CARExpressTM Plus programs.

We are not an insurance company.  The insurance benefits that we offer as part of our CARExpressTM Plus programs are developed and offered by a third-party insurance company.  We currently rely upon The United States Life Insurance Company in the City of New York, a member company of American International Group, Inc., for all of the insurance benefits that we include in our CARExpressTM Plus programs.  The loss or termination of this strategic relationship could adversely affect our revenues and operating results and may also impair our ability to maintain and attract new insurance brokers and agents to offer our CARExpressTM Plus programs to the public.

We must develop and maintain relationships with several insurance companies so that we can continue offering insurance benefits as part of our CARExpressTM Plus programs.  Development and maintenance of relationships with insurance companies may in part be based on professional relationships and the reputation of our management and marketing personnel.  Consequently, the relationships with insurance companies may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships.  Our success and growth will depend in large part upon our ability to establish and maintain these strategic relationships, contractual or otherwise, with various insurance companies to provide their products and services.

Because we expect to derive substantially all of our future revenue from our membership programs, any failure of these programs to satisfy customer demands or to achieve meaningful market acceptance may seriously harm our business.

Substantially all of our revenue comes from monthly membership fees that we receive from the sale of our membership programs.  We expect our membership programs to continue to account for substantially all of our revenue for the foreseeable future.  If, for any reason, revenue derived from sales of our membership programs declines or does not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired.  If our membership programs fail to meet the needs of our target customers, or if they do not compare favorably in breadth and price to competing products, our growth may be limited.  We cannot assure you that our membership programs will achieve meaningful market acceptance.  If we cannot develop a market for these programs, or if a market develops more slowly than expected, our business, financial condition and results of operations may suffer.

We may not be able to develop new membership programs at a rate required by our rapidly changing market.

Our future success depends on our ability to develop new membership programs that keep pace with the rapidly evolving health membership industry and that address the changing needs of our customers.  We may not be successful in either developing such programs or achieving market acceptance of any new programs that we develop.  Uncertainties about the timing and nature of changes to healthcare regulations and the evolution of the health membership industry could delay our development of new programs or increase the expenses in developing them.  The failure of our membership programs to satisfy the needs of our customers may limit or reduce the market for these programs, result in customer dissatisfaction, and seriously harm our business, financial condition and results of operations.

Government regulation may adversely affect our financial position and operations.

We market and sell our membership programs without the need for an insurance license by any federal, state or local regulatory licensing agency or commission.  By contrast, companies that provide insurance benefits and operate HMOs and PPOs are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising.  Several states have enacted laws and regulations governing membership programs such as ours and additional states may, in the future, determine that our membership programs are subject to governmental regulation, which may adversely affect or limit our future operations.  Compliance with these statutes and regulations is costly and may limit our operations.  The cost of complying with these laws and regulations has and will likely continue to have a material effect on our financial position.

Government regulation of health insurance, healthcare coverage and health membership plans is a changing area of law and varies from state to state.  The sale of insurance products and the licensing of insurance brokers and agents are subject to regulation and supervision, predominantly by state authorities.  While the scope of regulation and form of supervision may vary from state to state, insurance laws relating to the sale of insurance products and licensing of insurance brokers and agents are often complex and generally grant broad discretion to supervisory authorities in adopting regulations.  States have broad powers over the granting, renewing and revoking of licenses and approvals, marketing activities and the receipt of commissions.  Although we are not an insurance company, the insurance company from which we obtain the limited insurance benefits included in our CARExpressTM Plus membership programs is subject to various federal and state regulations applicable to its operations.  This insurance company must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations.  We may also be limited in how we market and distribute our CARExpressTM Plus membership programs as a result of these laws and regulations.

We market our CARExpressTM Plus membership programs through an association that has been formed to provide various consumer benefits to its members.  This association may include in its benefit packages insurance products that are issued under group or blanket policies covering the association’s members.  Most states allow these programs to be sold under certain circumstances without a licensed insurance agent making each sale.  If a state later determines that our sales of these programs do not comply with their regulations, our ability to continue selling these programs would be affected and we might be subject to fines and penalties and may have to issue refunds or provide restitution to the association and its members.

Our continued growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We are experiencing rapid growth in our operations which is placing, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure.  Our future success will depend in part upon the ability of our management to manage growth effectively.  This may require us to hire and train additional personnel to manage our expanding operations.  In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures.  If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

We face increasing competition from more established companies that have significantly greater resources than we do that may place pressure on our pricing and that could prevent us from increasing revenue or attaining profitability.

The health membership industry is rapidly evolving and competition for members is becoming increasingly intense.  Our membership programs are similar to or directly in competition with products and services offered by many of our direct and potential competitors.  Some of our healthcare providers may provide, either directly or through third parties, programs that directly compete with our programs.  If healthcare membership programs become standard features of healthcare companies, the demand for our membership programs may decrease.  In addition, the PPOs and provider networks that we use may decide to develop or sell competing products instead of our membership programs.  Moreover, even if our membership programs provide a greater breadth of products and services and greater price discounts than programs offered by other companies operating in the health membership industry, potential customers might accept this limited offering in lieu of purchasing our membership programs due to their lack of familiarity with our programs.

Some of our competitors enjoy substantial competitive advantages, such as:

•                  programs that are functionally similar or superior to our membership programs;

•                  established reputations relating to membership programs;

•                  greater name recognition and larger marketing budgets and resources;

•                  established marketing relationships and access to larger customer bases; and

•                  substantially greater financial, personal and other resources.

We compete with numerous well-established companies that design, market and sell healthcare membership programs.  Our current principal competitors include companies that offer healthcare products and services through membership programs, as well as insurance companies, PPOs, provider networks and other organizations that offer health benefit programs to their customers.  Some of our competitors may be companies that have programs that are functionally similar or superior to our membership programs.  Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us.

We can provide no assurance that our current or future competitors will not:

•                  provide healthcare membership programs comparable or superior to our programs at lower membership prices;

•                  adapt more quickly to evolving healthcare industry trends or changing industry requirements;

•                  respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements;

•                  increase their emphasis on programs similar to ours to more effectively compete with us; or

•                  successfully recruit marketing companies, brokers and agents by offering more attractive compensation plans.

For these and other reasons, we may not be able to compete successfully against our current and future competitors.  Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material, adverse effect on our business, financial condition and results of operations.

Our failure to adequately protect our CARExpressTM brand and other intellectual property could have an adverse effect on our business.

Intellectual property is important to our success.  We rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpressTM brand.  Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information.  We have obtained registered trademarks from the United States Patent and Trademark Office for the word “CARExpress” and our CARExpressTM brand.  We have applied for trademark registration for the word “CARExpress Plus” and may apply for legal protection for certain of our other intellectual property in the future.   These trademarks and any additional legal protection we may obtain in the future may be challenged by others or invalidated through administrative process or litigation.  As a result, our means of protecting our proprietary technology and brands may be inadequate.  Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.  Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

Our systems may be vulnerable to security risks or service disruptions that could harm our business.

Although we have taken measures to secure our systems against security risks and other causes of disruption of electronic services, our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests.  In addition, certain of our services are based upon the collection, distribution, and protection of sensitive private data.  Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data.  If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements, which could give our marketing and distribution partners the right to terminate their agreements with us.  We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach.  We may also incur significant costs to solve problems that may be caused by future breaches or to prevent such breaches.  Any breach or perceived breach could subject us to legal claims from our marketing and distribution partners or customers and/or regulatory or law enforcement authorities under laws that govern the protection of non-public personal information.   Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and customers.  Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from purchasing our membership programs.  Any such events could substantially harm our business, results of operations and financial condition.

We have experienced periods during which we were unable to bill our members due to service interruptions from our merchant processors.

Our ability to collect monthly membership fees from our members is largely dependent upon our ability to charge our monthly membership fees to our members’ credit cards.  Substantially all of our members pay their monthly membership fees to us through monthly debits to their credit cards.  We utilize the services of merchant processors to process these credit card transactions for us.  In the past, we have been subject to service disruptions as the result of our merchant processors terminating their agreements with us.  While we have taken several precautions to prevent such actions from disrupting our ability to process credit cards in the future, it is possible that we may experience additional service interruptions by the merchant processors that we us.  Any such disruptions may result in our loss of a significant number of members and a significant amount of revenue, either of which would have a material adverse affect on our results of operations.

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

To execute our growth plan, we must attract and retain highly-qualified personnel.  We need to hire additional personnel in virtually all operational areas, including selling and marketing, operations and technical support, customer service and administration.  Competition for these personnel remains intense, especially for individuals with high levels of experience in designing and developing health membership programs.  We may not be successful in attracting and retaining qualified personnel.  Many of the companies with which we compete for experienced personnel have greater resources than we have.  If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

•                  difficulties in integrating operations, technologies, services and personnel;

•                  the diversion of financial and management resources from existing operations;

•                  the risk of entering new markets;

•                  the potential loss of key employees; and

•                  the inability to generate sufficient revenue to offset acquisition or investment costs.

In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock.  As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

Risks Associated With Our Industry

The health discount membership industry is rapidly evolving and if we are not successful in promoting the benefits of our membership programs and CARExpressTM brand, our growth may be limited.

Based on our experience with consumers, we believe that many consumers are not familiar with the health discount membership industry and the benefits provided by these membership programs.  In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for these membership programs due in part to the rapidly evolving nature of the health membership industry and the substantial resources available to our existing and potential competitors.  If people do not recognize or acknowledge these benefits, the market for our CARExpressTM membership programs may develop more slowly than we expect, which could adversely affect our operating results.

Developing and maintaining consumer awareness of our CARExpressTM brand is critical to achieving widespread acceptance of our membership programs.  Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops.  Successful promotion of our CARExpressTM brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful membership programs at competitive prices.  If we fail to successfully promote our CARExpressTM brand, or if our expenses to promote and maintain our CARExpressTM brand are greater than anticipated, our financial condition and results of operations could suffer.

The success of our business depends upon the continued growth and acceptance of health discount membership programs as a suitable alternative or supplement to traditional health insurance.

Growth in sales of our membership programs will depend on the acceptance of membership programs as a suitable alternative or supplement to traditional health insurance.  Health discount membership programs could lose their viability as an alternative to health insurance due to changes in healthcare laws and regulations, an inadequate number of healthcare providers participating in the programs, customer dissatisfaction with the method of making payments and receiving discounts, and new alternative healthcare solutions.  If health discount membership programs do not gain widespread market acceptance, the demand for our membership programs could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Evolving regulation of the health membership industry may affect us adversely.

As the health discount membership industry continues to evolve, increasing regulation by federal and state agencies becomes more likely.  The marketing and sale of health discount membership programs is subject to federal, state and local regulation, including the prohibition of business corporations from providing medical care, the fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting, and regulations applicable to insurance companies and organizations that provide healthcare services.  Compliance with changes in applicable laws and regulations could materially increase the associated operating costs.  Non-compliance with these laws and regulations could cause us to become the subject of a variety of enforcement or private actions, subject us or our management personnel to fines or various forms of civil or criminal prosecution, and result in negative publicity potentially damaging our reputation, our PPO and network relationships, and our relationships with members and consumers in general.  Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations.

Risks Associated With Our Stock

Future sales of our common stock may cause our stock price to decline.

As of March 24, 2008, we had 41,689,856 shares of common stock outstanding.  Of this amount, 22,486,601 are freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 19,203,255 shares are “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We intend to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

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

We identified material weaknesses in our internal control over financial reporting during the initial assessment of our internal controls that we performed in connection with the preparation of the financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  The first annual assessment of our internal controls that our management was required to prepare was completed in connection with the preparation of our financial statements for the year ended December 31, 2007.  During the preparation of our financial statements, we identified control deficiencies that have been classified as material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

The standards that must be met for management to assess the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing the activities necessary to make future assessments of our internal control over financial reporting and completing the implementation of any necessary improvements.  Future assessments may require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If we are unable to assess our internal control over financial reporting as effective in the future, investors may lose confidence in us and our stock may be negatively impacted.

If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of our internal control over financial reporting, investors may lose confidence in us and our stock may be negatively impacted.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require our independent registered public accounting firm to complete an attestation report on our assessment of our internal control over financial reporting.  The first attestation report of our assessment that our independent registered public accounting firm must complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2008, unless extended by the SEC as currently proposed.  The attestation process that must be performed by our independent registered public accounting firm is also new and complex.  We may encounter problems or delays in receiving an unqualified attestation of our assessment by our independent registered public accountants.  Compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock may be negatively impacted.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, will not receive the benefits and protections they were enacted to provide.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics.

Our board of directors currently consists of David M. Daniels, who is our President and Chief Executive Officer.  Mr. Daniels is not an “independent director” as such term is defined by any of the national securities exchanges or inter-dealer quotation systems.  Our board of directors has not created a separately-designated standing audit committee and Mr. Daniels does not qualify as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Securities Act.  Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

While we intend to file an application to have our securities listed for trading on a national securities exchange in the future which would require us to fully comply with those obligations, we cannot assure you that we will file such an application, that we will be able to satisfy applicable listing standards, or, if we do satisfy such standards, that we will be successful in receiving approval of our application by the governing body of the applicable national securities exchange.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•                  announcements of new programs or services by our competitors;

•                  demand for our membership programs, including fluctuations in membership renewals; and

•                  fluctuations in revenue from the marketing and distribution partners that we use.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•                  quarterly variations in our revenues and operating expenses;

•                  announcements of new programs or services by us; and

•                  our ability to accommodate future growth in our operations.

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

Our operating results will likely vary in the future primarily as the result of fluctuations in our billings, revenue and operating expenses.  We expect to continue to incur increases in operating expenses in the future as we continue engaging in selling and marketing activities, develop new membership programs, hire additional personnel and comply with state and federal laws applicable to our business and SEC reporting requirements.  If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline.

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

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.  We intend to use any cash generated from our operations for reinvestment in the growth of our business.  Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our board of directors.  Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock.  We can provide no assurance that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

If our executive officers, directors and principal stockholders choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to you.

Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 34.9% of our outstanding common stock.  These stockholders, acting together, have the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, they could dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Item 2.    Description of Property.

Our corporate headquarters and sole business office is located at 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044, where we lease approximately 7,100 square feet of space for a monthly rent payment of approximately $13,500.  This lease has a term of three years and expires on May 30, 2010.  We believe that our office space is adequate to support our current operations and that adequate additional space is available to support projected growth in our operations over the next 12 months.

Item 3.  Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “NHPR”.  The first reported trade of our common stock on the OTC Bulletin Board occurred on March 30, 2006.   The following table sets forth the range of high and low bid prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq.  The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2006	High	Low

Quarter ended March 31, 2006	$0.85	$0.40
Quarter ended June 30, 2006	$2.15	$0.65
Quarter ended September 30, 2006	$1.61	$0.52
Quarter ended December 31, 2006	$1.44	$0.71

Fiscal Year Ended December 31, 2007	High	Low

Quarter ended March 31, 2007	$0.98	$0.59
Quarter ended June 30, 2007	$0.98	$0.63
Quarter ended September 30, 2007	$0.79	$0.45
Quarter ended December 31, 2007	$0.55	$0.205

The last reported trading price of our common stock as reported on the OTC Bulletin Board on March 24, 2008 was $0.30 per share.

Holders

As of March 24, 2008, the number of stockholders of record of our common stock was 111.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to finance the growth of our business.

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2007, we sold the following securities without registration under the Securities Act:

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

In August 2007, we sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $540,000.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 31, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  All Class A warrants had an exercise price of $0.60 per share, were exercisable for a period of 30 days commencing on the date the registration statement was declared effective by the SEC, and expired at the end of the exercise period.  All Class B warrants have an exercise price of $.80 per share, are exercisable until December 31, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  We paid finder fees in the amount of $64,800 and 60,000 shares of our common stock in connection with this offering.  These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In September 2007, we issued an option to acquire 100,000 shares of common stock to a non-executive employee.  The option has an initial exercise price of $0.50 per share, vests in four equal annual installments commencing on the first anniversary of the date of grant, and has a term of 10 years.  The securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In October 2007, we issued options for an aggregate of 75,000 shares of common stock to three of our non-executive employees.  The options are exercisable at $0.51 per share and have a term of 10 years.  The options vested immediately on the date of grant with respect to 2,500 shares.  The options vest with respect to the remainder of the shares in three equal annual installments beginning on the first anniversary of the date of grant.  The securities were issued to a limited number of accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In October 2007, we issued an option to a non-executive employee for 15,000 shares of common stock.  The option is exercisable at $0.51 per share, has a term of 10 years, and vests in three equal annual installments beginning on the first anniversary of the date of grant.  The securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In October 2007, we completed a private offering of 810,000 shares of our common stock, Class A warrants to acquire 810,000 shares of our common stock and Class B warrants to acquire 810,000 shares of our common stock for aggregate cash consideration of $243,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.30 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.40 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.  We paid finder fees consisting of 121,500 units identical to the units sold in the offering.  We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

In November 2007, we issued an option to a new non-executive employee for 250,000 shares of common stock.  The option is exercisable at $0.45 per share, has a term of 10 years, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In November 2007, we completed a private offering of 500,000 shares of our common stock, Class A warrants to acquire 500,000 shares of our common stock and Class B warrants to acquire 500,000 shares of our common stock for aggregate cash consideration of $150,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.30 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.40 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.  We paid finder fees consisting of 75,000 units identical to the units sold in the offering.  We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

In November 2007, we completed a private offering of 1,240,000 shares of our common stock, Class A warrants to acquire 1,240,000 shares of our common stock, and Class B warrants to acquire 1,240,000 shares of our common stock for aggregate cash consideration of $310,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.25 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.40 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.  We paid finder fees consisting of 186,000 units identical to the units sold in the offering.  We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

In November 2007, we issued an aggregate of 950,000 shares of our common stock to two accredited investors in exchange for various consulting services to be rendered to us.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued to the consultants.  These securities were issued to two accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In December 2007, we completed a private offering of 555,000 shares of our common stock, Class A warrants to acquire 555,000 shares of our common stock, Class B warrants to acquire 555,000 shares of our common stock, and Class C warrants to acquire 555,000 shares of our common stock for aggregate cash consideration of $111,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant, one Class B warrant and one Class C warrant.  The units were sold at a purchase price of $0.20 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants, Class B warrants and Class C warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.22 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the date that is 90 calendar days after the effective date of the registration statement, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the date that is 180 calendar days after the effective date of the registration statement, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the third anniversary of the effective date of the registration statement, and expire at the end of the exercise period.  We paid finder fees consisting of 83,250 units identical to the units sold in the offering.  We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

During the year ended December 31, 2007, we issued 140,000 shares of common stock upon the exercise of warrants at an exercise price of $0.50 per share for aggregate gross proceeds of $70,000.  We issued these securities to a limited number of accredited investors in private offerings exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

We have issued options and restricted stock awards to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst, our three executive officers.  A description of the options and restricted stock awards is set forth under “Item 10.  Executive Compensation — Employment Contracts and Arrangements” of this report.  The securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.  Management’s Discussion and Analysis.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Item 1.  Description of Business – Risks and Uncertainties” of this report and elsewhere in this report.  The following should be read in conjunction with our audited consolidated financial statements beginning on page F-1 of this report.

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

Our membership programs offer savings on healthcare services to persons who are uninsured or underinsured by providing them with access to the same PPOs that are utilized by employers that self-fund at least a portion of their employees’ healthcare costs.  Our membership programs are also used to supplement benefit plans and fill in the gaps created by the need to reduce health benefits to keep the costs of health insurance reasonable.  We sell our membership programs directly through our sales force and indirectly through brokers and agents, unions and associations, small businesses and other organizations.

We are actively engaged in marketing our membership programs to the public.  Our primary objective is to generate increased sales of our membership programs while expanding our position as a provider of unique healthcare membership service programs.  The target market for our membership programs is comprised of individuals who have either limited health benefits or no health benefits.  Our market share of this market is currently less than one percent and has been less than one percent since our inception.  Since we are not currently large enough to pursue and support the entire market, we intend to continue to pursue specific opportunities that we identify in this market through our various marketing and distribution channels.  Through product design, competitive membership pricing and a variety of marketing and distribution partners, we are pursuing opportunities in the healthcare market that insurance companies have not addressed.

Recent Developments

We have experienced a substantial increase in revenue over the past 12 months.  We achieved revenue of $3,724,204 for year ended December 31, 2007, compared to revenue of $1,870,612 for the year ended December 31, 2006, an increase of almost 100%.  We have entered into agreements with several marketing and distribution partners that are selling our CARExpressTM membership programs to the public and are currently in discussions with several other companies regarding the sale of our CARExpressTM membership programs.  We are also beginning to sell our programs directly to the public through our direct sales force.

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

Outlook

Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs.  We implemented several strategic growth initiatives during 2006 and 2007 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies.  We have also initiated several measures in anticipation of our future growth, including hiring additional customer service staff and transitioning our current customer service staff from one shift to two shifts to ensure adequate coverage for our members.  We expect to generate future revenue and members primarily through our direct sales force, marketing and distribution partners and various marketing and advertising campaigns.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and proceeds from the issuance of debt and equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase for the foreseeable future.  We also expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our marketing and advertising campaigns towards prospective members and member groups that are most suitable for our membership programs.  As a result, we expect to begin generating a net profit from operations during 2008 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months or that we will begin generating a net profit from operations during 2008.

Critical Accounting Policies

Our Management’s Discussion and Analysis contained herein is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

We sell health discount membership programs in return for monthly membership fees.  The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership. We recognize the membership fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured.  The fees are recognized as revenue on a straight-line basis over the longer of the initial contractual term or the expected period during which the services will be performed if the relationship with the member is expected to extend beyond the initial contractual term and the member continues to benefit from the payment of the fees.

At the beginning of each membership period, the monthly membership fee is paid by the member and recorded as deferred revenue.  We then recognize the deferred revenue as revenue as the services are rendered.  Shipping and handling fees that we receive for the shipment of membership packages to new members are included in its membership fees and recorded as deferred revenue.  We typically receive cash within five days of the date the membership fee is charged to a member’s credit card.

We offer a free trial to some of our members.  We do not recognize any membership revenue during the free-trial period.  In the event the member continues the membership after the free-trial period expires, the member pays the monthly membership fee and we recognize revenue as services are rendered.  We also offer a 30-day money-back guarantee to our members.  Members can cancel their membership during the first 30 days of their initial membership period and receive a full refund.  After that, members can cancel their membership at the end of any subsequent monthly membership period.  If a member cancels his or her membership and the member’s credit card has already been processed for the next monthly membership period, a refund check will be issued to the member and no revenue will be recognized for that period.

Stock-Based Compensation

We account for employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all share-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

We account for non-employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  SFAS 123 and EITF 96-18 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 – “Fair Value Measurements” (“SFAS 157”).  This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities.  This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.  In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement 157,” which delays the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  We are currently evaluating the impact that this new standard will have on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Its objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, discussed above, and Statement of Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial Instruments.  SFAS 159 became effective for us on January 1, 2008.  We are currently evaluating the impact that this new standard will have on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“SFAS 141R”), which changes accounting for business acquisitions.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that this new standard will have on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2008 and prohibits early adoption.  We are currently evaluating the impact that this new standard will have on our financial position and results of operations.

Comparison of the Years Ended December 31, 2007 and 2006

Revenue

Revenue consists of the monthly membership fees that we receive from members of our membership programs.  To date, revenue has consisted exclusively of the monthly membership fees we receive from members of our CARExpressTM health discount programs.  Revenue increased $1,853,592 to $3,724,204 for the year ended December 31, 2008 from $1,870,612 for the year ended December 31, 2006.  The increase of $1,853,592 resulted primarily from sales of our CARExpressTM health discount programs to new members and increased revenue generated from our existing members.  Approximately 65% of the revenue that we generated during the year ended December 31, 2007 was derived from sales of our CARExpressTM health discount programs to first-time members, compared to approximately 95% during the corresponding period in 2006.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our CARExpressTM health discount programs and our CARExpressTM Plus membership programs through our direct sales force, our marketing and distribution partners, and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $1,304,324 to $2,742,129 for the year ended December 31, 2007, from $1,437,805 for the year ended December 31, 2006.  The increase of $1,304,324 was due to an increase of $1,034,210 for sales commissions and $270,114 for PPO and network provider costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider networks costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $2,814,432 to $225,016 for the year ended December 31, 2007, from $3,039,448 for the year ended December 31, 2006.  The decrease of $2,814,432 was due primarily to decreases of $2,320,274 for television and radio marketing campaigns and activities and $479,926 for salaries and other compensation paid to employees selling and marketing our membership programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $1,474,202 to $2,083,637 for the year ended December 31, 2007, from $3,557,839 for the year ended December 31, 2006.  The decrease of $1,474,202 was due primarily to a decrease of $2,088,900 in stock option expense.  This decrease was partially offset by increases of $381,120 in salary expense associated primarily with an increase in the number of our employees and annual increases in the salaries payable to our executive officers under their respective employment agreements, and $160,188 in restricted stock award expense.  We are party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst.  A summary of the material terms of these employment agreements and our financial obligations thereunder is provided under the captions “Item 6.  Management’s Discussion and Analysis – Contractual Obligations” and “Item 10.  Executive Compensation.”  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $1,505,137 to $655,484 for the year ended December 31, 2007 from $2,160,621 for the year ended December 31, 2006.  The decrease of $1,505,137 was due primarily to decreases of $1,032,180 in the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, and $471,628 in fees for legal, accounting, technology and general consulting services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $153,808 to $1,565,340 for the year ended December 31, 2007 from $1,719,148 for the year ended December 31, 2006.  The decrease of $153,808 resulted primarily from decreases of $503,359 for investor relations campaigns and activities, $164,079 for non-employee customer service representative expense, $56,412 for financial printing costs, partially offset by increases of $387,059 for bank service charges associated with new and recurring member transactions, $41,968 for corporate filing fees, $56,759 for postage and delivery expenses, and $59,619 for supplies.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Gain on the Extinguishment of Debt

Gain on the extinguishment of debt consists of the gain that we recognized in connection with our termination of the lease for our office space in Sarasota, Florida upon the issuance of common stock to Centerpointe Property, LLC on April 1, 2006 in full payment of all rent and other expenses that were due and payable under the lease and a mutual release from any and all claims arising out of the lease.  We recognized a gain on the extinguishment of debt of $35,932 during the year ended December 31, 2006 in connection with the issuance of these shares.  We did not recognize any such gain during the year ended December 31, 2007.  We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $6,433,458 to $3,531,970 for the year ended December 31, 2007, from $9,965,428 for the year ended December 31, 2006.  The decrease of $6,433,458 was primarily the result of an increase of $1,853,592 in revenue and decreases of $2,814,432 for selling and marketing expense, $1,474,202 for employee compensation expense, $1,505,137 for professional fees and $153,808 for general and administrative expenses, partially offset by increases of $1,304,324 for direct costs incurred in connection with the sale of our membership programs.  We expect to begin generating a net profit from operations during 2008 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of December 31, 2007, we had cash and cash equivalents of approximately $32,206 and working capital of approximately $215,903.

Net cash used by operating activities was $2,923,963 for the year ended December 31, 2007 compared to $5,215,208 for the year ended December 31, 2006.  The $2,291,245 decrease in cash used by operating activities was due primarily to a decrease of $6,433,458 for net loss and an increase of $200,839 for accounts payable and accrued expenses, partially offset by a decrease of $3,746,309 for equity-based compensation expense and increases of $212,756 for deposits and $335,205 for deferred revenue.

We did not have any cash flows from investing activities for the year ended December 31, 2007.  Net cash used by investing activities was $47,761 for the year ended December 31, 2006.  The $47,761 difference in cash flows from investing activities was due to a decrease of $83,478 for property and equipment purchased in 2006, partially offset by an increase of $35,717 for certificates of deposit that were disposed of in 2006.

Net cash provided by financing activities was $1,359,200 for the year ended December 31, 2007 compared to $6,750,131 for the year ended December 31, 2006.  The $5,390,931 decrease in cash provided by financing activities was due to decreases of $914,960 for proceeds from the sale of common stock and $4,679,713 for proceeds received upon the exercise of outstanding warrants, partially offset by a decrease of $203,742 for the payment of notes payable.

Our primary sources of capital over the past 12 months are set forth below.

In August 2007, we sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of

$540,000.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 31, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  All Class A warrants had an exercise price of $0.60 per share, were exercisable for a period of 30 days commencing on the date the registration statement was declared effective by the SEC, and expired at the end of the exercise period.  All Class B warrants have an exercise price of $.80 per share, are exercisable until December 31, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.

In October 2007, we completed a private offering of 810,000 shares of our common stock, Class A warrants to acquire 810,000 shares of our common stock and Class B warrants to acquire 810,000 shares of our common stock for aggregate cash consideration of $243,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.30 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.40 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.

In November 2007, we completed a private offering of 500,000 shares of our common stock, Class A warrants to acquire 500,000 shares of our common stock and Class B warrants to acquire 500,000 shares of our common stock for aggregate cash consideration of $150,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.30 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.40 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.

In November 2007, we completed a private offering of 1,240,000 shares of our common stock, Class A warrants to acquire 1,240,000 shares of our common stock, and Class B warrants to acquire 1,240,000 shares of our common stock for aggregate cash consideration of $310,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.25 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.40 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.

In December 2007, we completed a private offering of 555,000 shares of our common stock, Class A warrants to acquire 555,000 shares of our common stock, Class B warrants to acquire 555,000 shares of our common stock, and Class C warrants to acquire 555,000 shares of our common stock for aggregate cash consideration of $111,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant, one Class B warrant and one Class C warrant.  The units were sold at a purchase price of $0.20 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants, Class B warrants and Class C warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.22 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the date that is 90 calendar days after the effective date of the registration statement, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the date that is 180 calendar days after the effective date of the registration statement, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the third anniversary of the effective date of the registration statement, and expire at the end of the exercise period.

During the period beginning January 1, 2007 and ending March 27, 2008, we issued 1,950,000 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.12 and $0.22 per share for aggregate gross proceeds of $299,000.

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

We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities and proceeds from the issuance of debt and equity securities.  The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders.  The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following summarizes our material long-term contractual obligations as of December 31, 2007:

Contractual Obligations	Total	2008	2009	2010	2011	2012
Employment Agreements (1)	$1,849,334	$1,044,912	$748,107	$56,315	$-0-	$-0-
Office Lease (2)	399,870	163,138	166,672	70,060	-0-	-0-
Total	$2,249,204	$1,208,050	$914,779	$126,375	$-0-	$-0-

(1)  At December 31, 2007, we were a party to employment agreements with David M. Daniels, Alex Soufflas, David A. Taylor and Patricia S. Bathurst.  On March 15, 2007, we terminated the employment of David A. Taylor.  This table reflects the remainder of the payments to be made to Mr. Taylor as a result of our termination of his employment.  A summary of these employment agreements and arrangements is provided herein under “Item 10.  Executive Compensation – Employment Contracts and Arrangements.”

(2)  At December 31, 2007, we were a party to an operating lease for our office space in Horsham, Pennsylvania that expires May 30, 2010.  A summary of this office lease is provided herein under “Item 2.  Description of Properties.”

To date, we have made payments under these obligations with proceeds received from sales of our equity and debt securities, proceeds received upon the exercise of outstanding warrants by our security holders and internally generated cash flows from operating activities.  We intend to make future payments due under these obligations primarily through internally generated cash flows from operating activities and proceeds received from the issuance of debt and equity securities.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7.  Financial Statements.

Our audited consolidated financial statements at December 31, 2007 and for each of the years ended December 31, 2007 and 2006, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As of December 31, 2007, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes policies and procedures that:

(1)           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design safeguards to reduce, though not eliminate, this risk.

Our management used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2007 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2007:

(1)           Our Chief Executive Officer also serves as the sole member of our board of directors.  As a result, there are no independent directors monitoring the actions of our top management.  One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s top management.  The lack of independent directors on our board of directors constituted a material weakness in our internal controls.

(2)           Our Chief Executive Officer and sole member of our board of directors resides in the state of Florida and visited our sole business office located in Horsham, Pennsylvania infrequently during 2007.  Top management has the responsibility to monitor the quality of a company’s internal controls.  This is most often performed through the regular management and supervisory activities of the company’s day-to-day operations.  The lack of monitoring by our Chief Executive Officer constituted a material weakness in the ability of top management to effectively monitor the quality of our internal controls.

We are actively seeking to remediate each of these material weaknesses in the following manner:

(1)           We are currently seeking additional, independent directors to join our board of directors.  Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place.  Because such policies are very expensive, we believed it was in the best interest of the company to forego the purchase of such a policy and instead focus the use of our financial resources on the development and growth of the company.  The addition of such board members would provide us with independent directors who would be monitoring the actions of our top management.

(2)           Our Chief Executive Officer is currently seeking to obtain a residence close in proximity to our Horsham, Pennsylvania business office.  This will enable him to engage in the regular management and supervisory activities of the company’s day-to-day operations and, accordingly, adequately monitor the quality of our internal controls.

Notwithstanding the existence of these material weaknesses in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of December 31, 2007 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 in conformity with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

The description set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with our issuance of options to David M. Daniels, Alex Soufflas and Patricia S. Bathurst on March 25, 2008.

On March 25, 2008, we granted an option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 400,000 shares of our common stock, respectively.  The options are for a term of 10 years, have an exercise price of $0.28 per share (the closing market price of our common stock on the OTC Bulletin Board on the date of grant), and vest in four equal annual installments commencing on March 25, 2009.  In the event the employment of the applicable executive officer is terminated for any reason other than for “cause,” as such term is defined in the applicable officer’s option, the officer’s option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is 90 days after the date of such termination of employment (one year in the case of termination due to retirement or disability) or the expiration date of the option.   In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

The foregoing descriptions of the options do not purport to be complete and are qualified in their entirety by the terms of the options filed as Exhibits 10.33 through 10.35 to this report and incorporated by reference herein.

PART III

Item 9.          Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
David M. Daniels	50	Chairman of the Board of Directors, Chief Executive Officer and President
Alex Soufflas	33	Chief Financial Officer, Executive Vice President and Secretary
Patricia S. Bathurst	53	Vice President – Marketing

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

Patricia S. Bathurst has served as our Vice President – Marketing since March 2001.  From 1989 to 2000, Ms. Bathurst served as the Vice President of Marketing for National Health and Safety Corporation, where she was responsible for all of the marketing, advertising and promotional functions for the company.  From 1985 to 1989, Ms. Bathurst served as the Director of Marketing for Horizon Healthcare Group, Inc., a provider of healthcare services utilizing national provider networks that she co-founded in 1985.  Prior to 1985, Ms. Bathurst served as the Director of Administration and Customer Service for Phoenix International Corporation, a provider of healthcare services utilizing national provider networks.  Ms. Bathurst is a graduate of Temple University with a B.A. in business administration.

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

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at National Health Partners, Inc., 120 Gibraltar Road, Suite 107, Horsham, PA 19044.  In general, all shareholder communication delivered to the corporate secretary for forwarding to the board of directors or specified members of the board of directors will be forwarded in accordance with the shareholder’s instructions.  However, the corporate secretary reserves the right to not forward to members of the board of directors any abusive, threatening or otherwise inappropriate materials.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions.  Accordingly, our full board of directors acts as our audit committee.  We currently have a small number of employees and have generated only a small amount of revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a)

filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2007.

Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)

David M. Daniels President and Chief Executive Officer	2007 2006	385,152 338,202	-0- 50,000	84,175 49,535	-0- 969,988	6,051 -0-	(2)	475,378 1,407,725

Alex Soufflas Chief Financial Officer, Executive Vice President and Secretary	2007 2006	264,000 224,100	-0- 30,000	39,963 33,023	20,190 481,994	9,240 -0-	(3)	333,393 769,117

Patricia S. Bathurst Vice President – Marketing	2007 2006	159,720 145,200	-0- 10,000	29,972 24,767	16,152 343,997	4,193 -0-	(3)	210,037 514,964

(1)  A summary of the assumptions made in the valuation of these awards is provided under “Item 6.  Management’s Discussion and Analysis – Critical Accounting Policies” and “Item 10.  Executive Compensation – Employment Contracts and Arrangements” and in our notes to consolidated financial statements beginning on page F-8 of this report.

(2)  Consists of monetary reimbursement made to Mr. Daniels for expenses incurred by Mr. Daniels for items that were not related to our business and/or for which no receipts were provided to us by Mr. Daniels.

(3)  Consists of matching contributions made by us on behalf of the applicable executive officer under the National Health Partners, Inc. 401(k) Plan.

Narrative Disclosure of Executive Compensation

We are a party to employment agreements with each of David M. Daniels, Alex Soufflas and Patricia M. Bathurst.  Under these agreements, we are currently paying Messrs. Daniels and Soufflas and Ms. Bathurst an annualized base salary of $348,000, $290,400 and $159,720, respectively.

We have issued options to Messrs. Daniels and Soufflas and Ms. Bathurst to acquire 3,150,000, 2,050,000 and 1,850,000 shares of our common stock, respectively.  In addition, we have issued restricted stock awards to each of Messrs. Daniels and Soufflas and Ms. Bathurst with respect to 1,050,000, 300,000 and 225,000 shares of our common stock, respectively.

A summary of the material terms of these employment agreements and the options and restricted stock awards granted to each of these individuals is provided below.

Employment Contracts and Arrangements

David M. Daniels

On May 13, 2005, we entered into an employment agreement with David M. Daniels to serve as our Chief Executive Officer effective February 1, 2005.  The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party.  Under the agreement, Mr. Daniels is entitled to an annual base salary of $231,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion.  Pursuant to the agreement, on May 13, 2005, Mr. Daniels received an option to acquire 2,500,000 shares of our common stock.

On March 28, 2006 and September 4, 2007, we granted Mr. Daniels a restricted stock award with respect to 450,000 and 600,000 shares of our common stock, respectively. On December 12, 2006 and March 25, 2008, we granted Mr. Daniels an option to acquire 250,000 and 400,000 shares of our common stock, respectively.

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

On August 15, 2005, we granted Mr. Soufflas an option to acquire 1,000,000 shares of our common stock, and on March 28, 2006 we granted Mr. Soufflas a restricted stock award with respect to 300,000 shares of our common stock.  On December 12, 2006, September 4, 2007 and March 25, 2008, we granted Mr. Soufflas an option to acquire 150,000, 500,000 and 400,000 shares of our common stock, respectively.

Patricia S. Bathurst

On May 13, 2005, we entered into an employment agreement with Patricia S. Bathurst to serve as our Vice President – Marketing effective February 1, 2005.  The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party.  Under the agreement, Ms. Bathurst is entitled to an annual base salary of $132,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion.  Pursuant to the agreement, on May 13, 2005, Ms. Bathurst received an option to acquire 1,000,000 shares of our common stock.

On March 28, 2006, we granted Ms. Bathurst a restricted stock award with respect to 225,000 shares of our common stock.  On December 12, 2006, September 4, 2007 and March 25, 2008, we granted Ms. Bathurst an option to acquire 50,000, 400,000 and 400,000 shares of our common stock, respectively.

Termination Provisions of Employment Agreements

The employment agreements with Mr. Daniels and Ms. Bathurst provide that if we terminate the employment of the applicable executive officer without “cause” or the officer terminates his or her employment with us for “good reason,” as such terms are defined in the agreements, the officer is immediately entitled to two years’ annual base salary, the full annual base salary to which the officer would otherwise have been entitled during the remainder of the initial term, and all other compensation and benefits to which the officer would have been entitled had the officer been employed by us for the remainder of the initial term.  “Good reason” includes a “change in control,” which includes: (i) the acquisition by any person of 30% or more of the combined voting power of our outstanding securities; (ii) a change in the majority of our board of directors that was not approved by at least 50% of our board of directors; (iii) the completion of a reorganization, merger or consolidation of us, or the sale or other disposition of at least 80% of our assets; or (iv) approval by our stockholders of a liquidation or dissolution of us.

The employment agreement with Mr. Soufflas provides that if we terminate his employment without “cause” or he terminates his employment with us for “good reason,” as such terms are defined in the agreement, he is entitled to receive an amount equal to the annual base salary he was receiving on the date of termination to be paid over a period of 12 months.  “Good reason” includes a “change in control,” which includes: (i) the acquisition by any person of 50% or more of the combined voting power of our outstanding securities; (ii) a change in the majority of our board of directors that was not approved by at least 50% of our board of directors; (iii) the completion of a reorganization, merger or consolidation of us, or the sale or other disposition of all or substantially all of our assets; or (iv) approval by our stockholders of a liquidation or dissolution of us.

Terms of Options

The options that we granted to Mr. Daniels and Ms. Bathurst in 2005 are for a term of 10 years, have an exercise price of $0.40 per share, and vest in four equal installments commencing May 13, 2005.  In the event the employment of the applicable executive officer is terminated for any reason other than for “cause,” as such term is defined in the employment agreements, the officer’s option vests in full immediately and may be exercised at any time prior to the expiration date of the option.  In the event we terminate the employment of the applicable executive officer without “cause” or the officer terminates his or her employment with us for “good reason” (including a “change in control”), as such terms are defined in the employment agreements, we are required to use our best efforts to prepare and file a registration statement with the SEC within 180 days of the date of termination to register the public resale of the shares underlying the officer’s option.  In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.  On December 12, 2006, we accelerated the vesting schedule of the options so that they vested in full on that date.

The option that we granted to Mr. Soufflas in 2005 is for a term of 10 years, has an exercise price of $0.40 per share, and vests in four equal annual installments commencing on February 1, 2006.  In the event the employment of Mr. Soufflas is terminated for any reason other than for “cause,” as such term is defined in the option, the option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is 90 days after the date of such termination of employment or the expiration date of the option.  In the event the employment of Mr. Soufflas is terminated for “cause,” the option terminates immediately.  On December 12, 2006, we accelerated the vesting schedule of the option so that it vested in full on that date.

The options that we granted to Messrs. Daniels and Soufflas and Ms. Bathurst in 2006 are for a term of 10 years, have an exercise price of $0.88 per share, and were vested in full on the date of grant.  In the event the employment of the applicable executive officer is terminated for any reason other than for “cause,” as such term is defined in the applicable officer’s option, the officer’s option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is 90 days after the date of such termination of employment (one year in the case of termination due to retirement or disability) or the expiration date of the option.   In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

The options that we granted to Mr. Soufflas and Ms. Bathurst in 2007 are for a term of 10 years, have an exercise price of $0.50 per share, and vest in four equal annual installments commencing on September 4, 2008.  In the event the employment of the applicable executive officer is terminated for any reason other than for “cause,” as such term is defined in the applicable officer’s option, the officer’s option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is 90 days after the date of such termination of employment (one year in the case of termination due to retirement or disability) or the expiration date of the option.   In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

The options that we granted to Messrs. Daniels and Soufflas and Ms. Bathurst in 2008 are for a term of 10 years, have an exercise price of $0.28 per share, and vest in four equal annual installments commencing on March 25, 2009.  In the event the employment of the applicable executive officer is terminated for any reason other than for “cause,” as such term is defined in the applicable officer’s option, the officer’s option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is 90 days after the date of such termination of employment (one year in the case of termination due to retirement or disability) or the expiration date of the option.   In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

Terms of Restricted Stock Awards

The restricted stock awards that we granted to Messrs. Daniels and Soufflas and Ms. Bathurst in 2006 vest in three equal annual installments commencing on March 28, 2007.  In the event we terminate the employment of the applicable executive officer without “cause” or the officer terminates his or her employment with us for “good reason,” as such terms are defined in such officer’s respective employment agreement, the officer’s restricted stock award vests in full immediately.  “Good reason” includes a “change in control,” which includes: (i) the acquisition by any person of 50% or more of the combined voting power of our outstanding securities; (ii) a change in the majority of our board of directors that was not approved by at least 50% of our board of directors; (iii) the completion of a reorganization, merger or consolidation of us, or the sale or other disposition of all or substantially all of our assets; or (iv) approval by our stockholders of a liquidation or dissolution of us.  In the event the employment of the applicable executive officer is terminated for “cause,” any shares of common stock that have not vested as of the date of termination will be forfeited to us and cancelled.

The restricted stock award that we granted to Mr. Daniels in 2007 vests in four equal annual installments commencing on September 4, 2008.  In the event we terminate the employment of Mr. Daniels without “cause” or he terminates his employment with us for “good reason,” as such terms are defined in his employment agreement, his restricted stock award vests in full immediately.  “Good reason” includes a “change in control,” which includes: (i) the acquisition by any person of 50% or more of the combined voting power of our outstanding securities; (ii) a change in the majority of our board of directors that was not approved by at least 50% of our board of directors; (iii) the completion of a reorganization, merger or consolidation of us, or the sale or other disposition of all or substantially all of our assets; or (iv) approval by our stockholders of a liquidation or dissolution of us.  In the event the employment of Mr. Daniels is terminated for “cause,” any shares of common stock that have not vested as of the date of termination will be forfeited to us and cancelled.

National Health Partners, Inc. 401(k) Plan

On January 15, 2007, we adopted the National Health Partners, Inc. 401(k) Plan.  The purpose of this plan is to provide our employees with tax-advantaged retirement benefits to assist them in saving and accumulating assets for retirement.  Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain IRS limitations.  We match 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution, subject to certain IRS limitations.  We contributed a total of $26,928 to the plan during the year ended December 31, 2007.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We did not have any non-employee directors on our board of directors during 2007 and, thus, did not pay any director compensation to any non-employee directors during 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)

David M. Daniels	2,500,000 250,000	-0- -0-		.40 .88	5/12/15 12/11/16	300,000 600,000	(2) (3)	78,000 156,000

Alex Soufflas	1,000,000 150,000 -0-	-0- -0- 500,000	(1)	.40 .88 .50	8/14/15 12/11/16 9/3/17	200,000	(2)	52,000

Patricia S. Bathurst	1,000,000 50,000 -0-	-0- -0- 400,000	(1)	.40 .88 .50	5/12/15 12/11/16 9/3/17	150,000	(2)	39,000

(1)  These options vest in four equal annual installments commencing on September 4, 2008.

(2)  These restricted stock awards vest in three equal annual installments commencing on March 28, 2007.

(3)  This restricted stock award vests in four equal annual installments commencing on September 4, 2008.

(4)  The market value of these shares was calculated based on $0.26, the closing market price for our shares of common stock on the OTC Bulletin Board on December 31, 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2008, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 24, 2008 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

David M. Daniels	4,798,050	(2)	10.6%

Patricia S. Bathurst	1,382,600	(3)	3.2%

Alex Soufflas	1,450,000	(4)	3.4%

Pierre Besuchet	4,700,000	(5)	10.5%

Ronald F. Westman	3,453,000	(6)	7.9%

Giese Realty Investment, Inc.	3,000,000	(7)	7.0%

All officers and directors as a group (3 persons)	7,630,650	(8)	15.9%

*    Less than 1%.

(1)  This table has been prepared based on 41,689,856 shares of our common stock outstanding on March 24, 2008.

(2)  Includes 2,500,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 250,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share and 900,000 shares underlying restricted stock awards.

(3)  Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 50,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share and 150,000 shares underlying restricted stock awards.

(4)  Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 150,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share and 200,000 shares underlying restricted stock awards.

(5)  Includes 1,000,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share, 1,000,000 shares issuable upon the exercise of warrants that have an exercise price of $.30 per share and 1,000,000 shares issuable upon the exercise of warrants that have an exercise price of $.40 per share.

(6)  Includes 100,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share and 1,860,000 shares issuable upon the exercise of warrants that have an exercise price of $0.80 per share.

(7)  Includes 1,000,000 shares issuable upon the exercise of warrants that have an exercise price of $.40 per share.

(8)  Includes 4,500,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 450,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share and 1,250,000 shares underlying restricted stock awards.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 31, 2007 under equity compensation plans that have not been approved by our security holders.  None of our securities were outstanding at December 31, 2007 under plans that have been approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders:

2006 Stock Incentive Plan	360,000	$0.60	33,425	(1)

Options issued to directors and employees	7,660,000	$0.45	-0-

Warrants issued to consultants and advisors	985,250	$0.40	-0-

Total	9,005,250	$0.45	-0-

(1)  Under the terms of the 2006 Stock Incentive Plan, these shares of common stock may be awarded in the form of options, warrants, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and other equity-based or equity-related awards.

2006 Stock Incentive Plan

On February 2, 2006, our board of directors adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Awards may be made under the plan for up to 4,500,000 shares of our common stock in the form of options, warrants, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and other equity-based or equity-related awards.   Awards may be made to our employees, officers or directors as well as our consultants or advisors.  The plan is administered by our board of directors which has full and final authority to interpret the plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.  To the extent permitted by applicable law, our board of directors may delegate any or all of its powers under the plan to one or more committees or subcommittees of the board.  The plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not a “qualified plan” under Section 401(a) of the Internal Revenue Code of 1986, as amended.  The plan has not been approved by our shareholders.  As a result, “incentive stock options” as defined under Section 422 of the Internal Revenue Code may not be granted under the plan until such approval is received for the plan.  The plan terminates on February 1, 2016.

Unless otherwise determined by the Board, awards may not be transferred except by will or the laws of descent and distribution and terminate 90 days after termination of employment with us, whether voluntarily by either party or by disability, or death or retirement.  In the event that termination of employment or association is for “cause,” as that term is defined in the plan, awards terminate immediately upon such termination.  The plan provides for the immediate vesting or awards or the assumption of awards in the event of certain “change in control” and “reorganization events,” which are defined generally under the plan to include the acquisition by any person of 30% or more of the combined voting power of our outstanding securities, a change in the majority of our board of directors that was not approved by at least a majority of our board of directors, the completion of a reorganization, merger, share exchange or consolidation of us, the sale or other disposition of all or substantially all of our assets, or our liquidation or dissolution.

As of March 24, 2008, we have issued awards under the plan with respect to 4,466,575 shares of our common stock.

Options Issued to Employees

A description of the options issued to our directors and employees that were outstanding at December 31, 2007 is set forth in Note 9 to our audited consolidated financial statements beginning on page F-1 of this report.

Warrants Issued to Consultants and Advisors

A description of the warrants issued to certain of our consultants and advisors that were outstanding at December 31, 2007 is set forth in Note 8 to our audited consolidated financial statements beginning on page F-1 of this report.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In June 2005, we entered into a lease for additional office space in the Centerpointe Office Building located at 2033 Main Street, Suite 501, Sarasota, Florida 34237.   The lease is for approximately 4,000 square feet of space for a monthly rent payment of approximately $7,500, commenced on July 1, 2005 and expires on July 1, 2010.  Centerpointe Office Building is owned by Centerpointe Property, LLC.  Ronald F. Westman owns all of the outstanding membership interests in Centerpointe Property, LLC jointly with his wife, beneficially owns approximately 7.9% of our common stock, and served as a member of our board of directors from June 29, 2005 to September 26, 2005.  The rent per square foot that we pay for this office space is the same price per square foot that the other tenants in the building pay for office space in this building.

On February 8, 2006, Roger H. Folts resigned as our Chief Financial Officer and Secretary.  Concurrently therewith, we entered into a termination and mutual release with Mr. Folts effective February 1, 2006 pursuant to which his employment agreement was terminated effective February 1, 2006, and we and Mr. Folts agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the employment agreement or Mr. Folts’ employment with or separation from us.  We also entered into a consulting agreement with Mr. Folts on February 8, 2006 pursuant to which Mr. Folts agreed to provide accounting and related services to us on a full-time basis until June 30, 2006 and thereafter on a part-time basis until February 1, 2009, and in exchange for which we agreed to issue him 300,000 shares of our common stock and continue paying him the salary he was receiving under his employment agreement until March 31, 2006.

On April 1, 2006, we terminated the lease for our facility in Sarasota, Florida.  Under the termination and release agreement: (i) the Commercial Office Lease dated June 13, 2005 between us and Centerpointe Property, LLC was terminated effective April 1, 2006; (ii) we issued 10,000 shares of our common stock to Centerpointe Property, LLC in full payment of all rent and other expenses that were due and payable under the lease on April 1, 2006; and (iii) both parties agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease.  We did not incur any material early termination penalties in connection with the termination of the lease.  Ronald F. Westman owns all of the outstanding membership interests in Centerpointe Property, LLC jointly with his wife, beneficially owns approximately 7.9% of our common stock, and served as a member of our board of directors from June 29, 2005 to September 26, 2005.

We have entered into employment agreements with each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst and have issued options and restricted stock awards to each of them.  A description of the employment agreements, options and restricted stock awards is set forth under “Item 10.  Executive Compensation — Employment Contracts and Arrangements” of this report.

Director Independence

David M. Daniels, our President and Chief Executive Officer, is the sole member of our board of directors.  Mr. Daniels will serve until the next annual meeting of shareholders or until his successor is duly elected and qualified.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in the American Stock Exchange (AMEX) Company Guide.  Mr. Daniels does not qualify as an “independent director” pursuant to the AMEX Company Guide.  Our board of directors has not created separately-designated standing committees and Mr. Daniels is not “independent” for purposes of Section 121A or Section 803 of the AMEX Company Guide.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 13.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2, File No. 333-126315, initially filed with the Securities and Exchange Commission (“SEC”) on June 30, 2005, as amended (“Registration Statement No. 333-126315”)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-126315)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-126315)

10.1	Employment Agreement, dated May 13, 2005, by an between the Company and David M. Daniels (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-126315)

10.2	Employment Agreement, dated May 13, 2005, by an between the Company and Roger H. Folts (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-126315)

10.3	Employment Agreement, dated May 13, 2005, by an between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-126315)

10.4	Option to Acquire Shares of Common Stock, dated May 13, 2005, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-126315)

10.5	Option to Acquire Shares of Common Stock, dated May 13, 2005, issued by the Company to Roger H. Folts (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-126315)

10.6	Option to Acquire Shares of Common Stock, dated May 13, 2005, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-126315)

10.7†	Network Access Agreement, dated April 30, 2001, between the Company and Careington International Corporation (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-126315)

10.8†	Optum Services Agreement, dated October 1, 2001, between the Company and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-126315)

10.9†	Network Access and Repricing Agreement, dated September 1, 2002, between the Company and First Access, Inc. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-126315)

10.10†	Network Leasing Agreement, dated December 18, 2003, between the Company and National Benefit Builders, Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement No. 333-126315)

10.11†

AdvancePCS, L.P. Managed Pharmaceutical Benefit Agreement, dated July 1, 2001, between the Company and AdvancePCS, L.P. (incorporated by reference to Exhibit 10.11 to Registration Statement No. 333-126315)

10.12	Agreement of Lease, dated April 22, 2004, between Liberty Property Limited Partnership and the Company (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-126315)

10.13	Option to Acquire Shares of Common Stock, dated June 29, 2005, issued by the Company to Jay Rosen (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-126315)

10.14	Option to Acquire Shares of Common Stock, dated August 15, 2005, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-126315)

10.15	Option to Acquire Shares of Common Stock, dated August 15, 2005, issued by the Company to David A. Taylor (incorporated by reference to Exhibit 10.19 to Registration Statement No. 333-126315)

10.16

National Health Partners, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, File No. 333-131589, filed with the SEC on February 6, 2006)

10.17

Employment Agreement, dated March 29, 2006, by and between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.18

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and David M. Daniels (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.19

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.20

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.21

Termination and Mutual Release, dated April 1, 2006, by and between Centerpointe Property, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006)

10.22

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.23

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.24

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.25

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and David M. Daniels (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.26

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.27

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.28

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and David A. Taylor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.29

First Amendment to Lease Agreement dated March 13, 2007 by and between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 19, 2007)

10.30

Restricted Stock Award, dated September 4, 2007, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.31

Option to Acquire Shares of Common Stock, dated September 4, 2007, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.32

Option to Acquire Shares of Common Stock, dated September 4, 2007, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.33	Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to David M. Daniels

10.34	Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to Alex Soufflas

10.35	Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to Patricia S. Bathurst

21.1	Subsidiaries of the Company

23.1	Consent of H J & Associates, LLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

† Certain information in this document has been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been granted with respect to the omitted portions.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by HJ & Associates, LLC for the audit of our annual financial statements for our fiscal years ended

December 31, 2007 and 2006, and fees billed for other services rendered by HJ & Associates during such years.

	2007	2006

Audit Fees:	$60,000	$34,022

Audit-Related Fees:	2,914	2,277

Tax Fees:	1,519	1,175

All Other Fees:	—	—

Total:	$64,433	$37,474

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees” and relate to services performed in connection with the review of our Registration Statements on Form SB-2.

Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and filings.

All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2006 and 2007, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: March 31, 2008	By:	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Daniels	Chief Executive Officer,	March 31, 2008
David M. Daniels	President and Chairman of the Board (Principal Executive Officer)

/s/ Alex Soufflas	Chief Financial Officer,	March 31, 2008
Alex Soufflas	Executive Vice President and Secretary (Principal Financial and Accounting Officer)

NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

National Health Partners, Inc. and Subsidiaries

Horsham, Pennsylvania

We have audited the accompanying consolidated balance sheet of National Health Partners, Inc. and Subsidiaries, as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Partners, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of National Health Partners, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007 and accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 24, 2008

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31,
2007

Assets

Current assets:
Cash	$32,206
Accounts receivable, net	21,257
Prepaid expense	182,228
Deposits	295,389
Other current assets	4,500

Total current assets	535,580

Property and equipment, net	69,550
Prepaid expense	117,702

Total assets	$722,832

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$262,355
Accrued expenses	39,984
Deferred revenue	17,338

Total current liabilities	319,677

Total liabilities	319,677

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,419,856 shares issued and outstanding	39,420
Additional paid-in capital	22,174,891
Deferred compensation	(410,524)
Accumulated deficit	(21,400,632)

Total stockholders’ equity	403,155

Total liabilities and stockholders’ equity	$722,832

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2007	2006

Net revenue	$3,724,204	$1,870,612

Direct costs	2,742,129	1,437,805

Gross profit	982,075	432,807

Operating expenses:
Selling and marketing	225,016	3,039,448
General and administrative	4,304,461	7,437,608

Total operating expenses	4,529,477	10,477,056

Loss from operations	(3,547,402)	(10,044,249)

Other income (expense):
Interest income	15,432	55,019
Interest expense	—	(12,130)
Gain on extinguishment of debt	—	35,932

Total other income	15,432	78,821

Net loss	$(3,531,970)	$(9,965,428)

Loss per share — basic and diluted	$(0.10)	$(0.39)

Weighted average number of shares
outstanding — basic and diluted	34,066,929	25,487,248

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2005	17,054,200	17,054	7,717,866	—	(7,903,234)	(168,314)

Common stock issued for services	4,941,575	4,942	2,272,358	(391,396)	—	1,885,904

Warrants issued for services	—	—	581,400	—	—	581,400

Common stock issued upon exercise of warrants	6,855,397	6,855	4,742,858	—	—	4,749,713

Options issued for services	—	—	2,525,855	—	—	2,525,855

Common stock and warrants issued for cash	3,797,934	3,798	2,200,362	—	—	2,204,160

Common stock issued for extinguishment of debt	10,000	10	4,990	—	—	5,000

Net loss	—	—	—	—	(9,965,428)	(9,965,428)

Balance at December 31, 2006	32,659,106	32,659	20,045,689	(391,396)	(17,868,662)	1,818,290

Common stock issued for services	1,690,000	1,690	683,427	(19,128)	—	665,989

Common stock issued upon exercise of warrants	140,000	140	69,860	—	—	70,000

Options issued for services	—	—	91,645	—	—	91,645

Common stock and warrants issued for cash	4,930,750	4,931	1,284,270	—	—	1,289,201

Net loss	—	—	—	—	(3,531,970)	(3,531,970)

Balance at December 31, 2007	39,419,856	$39,420	$22,174,892	$(410,524)	$(21,400,632)	$403,155

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2007	2006

Cash flows from operating activities

Net loss	$(3,531,970)	$(9,965,428)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	671,049	1,584,414
Warrants issued for services	88,214	486,948
Options issued for services	91,645	2,525,855
Depreciation	75,271	65,919
Changes in operating assets and liabilities:
Increase in accounts receivable	(21,257)	—
Increase in prepaid expenses	5,000	—
Increase in deposits	(275,772)	(617)
Increase in other current assets	(4,500)	3,978
Increase in accounts payable and
accrued expenses	171,611	(12,855)
Decrease in accounts payable — related party	—	(16,373)
Increase (decrease) in deferred revenue	(193,254)	141,951
Decrease in deferred compensation	—	(29,000)

Net cash used by operating activities	(2,923,963)	(5,215,208)

Cash flows from investing activities

Decrease in certificates of deposit	—	35,717
Increase in property and equipment	—	(83,478)

Net cash used by investing activities	—	(47,761)

Cash flows from financing activities

Proceeds from sale of common stock	1,289,200	2,204,160
Proceeds from exercise of warrants	70,000	4,749,713
Payments on notes payable	—	(203,742)

Net cash provided by financing activities	1,359,200	6,750,131

Net increase (decrease) in cash	(1,564,763)	1,487,162
Cash at beginning of year	1,596,969	109,807

Cash at end of period	$32,206	$1,596,969

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Twelve Months Ended
	December 31,
	2007	2006

Supplemental disclosure of cash flow information

Cash paid for taxes	$—	$—
Cash received (paid) for interest	$15,432	$42,889

Schedule of non-cash financing activities

Common stock issued for services	$727,800	$2,277,300
Warrants issued for services	$—	$581,400
Stock options issued for services	$755,161	$2,525,855
Common stock issued for stock offering costs	$174,100	$—

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1.  Description of Business.

National Health Partners, Inc. (the “Company”) was organized on March 10, 1989 as “Spectrum Vision Systems of Indiana, Inc.” under the laws of the State of Indiana.  The Company changed its name to “National Health Partners, Inc.” on March 13, 2001.

The Company sells membership programs that encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs and vision care through a national healthcare savings network called “CARExpress.”  The Company derives almost all of its revenue from the monthly membership fees it receives from its members.  The Company markets its programs through a direct sales force, brokers and agents, unions and associations, chambers of commerce, and a variety of other organizations.  The Company typically pays these organizations commissions on the sale price of the membership programs.  These organizations typically offer and sell the Company’s membership programs on a part-time basis and may engage in other related or unrelated business activities, including selling the products or services of the Company’s competitors.  The Company’s agreements with these organizations are generally for a term of one year and renew automatically for additional one-year terms unless written notice of termination is delivered by either party to the other at least 30 days prior to the then-current term.

The Company contracts with preferred provider organizations (“PPOs”) and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  The principal suppliers of the healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Integrated Health, Three Rivers and HealthFi.  The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its membership programs with the healthcare providers.  The Company typically pays a per member per month fee for use of the provider networks that is determined in part based on the number of providers participating in the network, the number of members accessing the network, and the particular products or services offered by the providers.  The Company’s agreements with the provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are non-exclusive and contain confidentiality provisions.

Note 2.  Significant Accounting Policies

This summary of significant accounting policies is provided to assist the reader in understanding the Company’s financial statements.  The financial statements and notes thereto are representations of the Company’s management.  The Company’s management is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.  Significant Accounting Policies (Continued)

Basis of Presentation

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

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

The Company sells health discount membership programs in return for monthly membership fees. The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership.  The Company recognizes the membership fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured.  The fees are recognized as revenue on a straight-line basis over the longer of the initial contractual term or the expected period during which the services will be performed if the relationship with the member is expected to extend beyond the initial contractual term and the member continues to benefit from the payment of the fees.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.  Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

At the beginning of each membership period, the monthly membership fee is paid by the member and recorded as deferred revenue.  The Company then recognizes revenue as the services are rendered.  Shipping and handling fees that the Company receives for the shipment of membership packages to new members are included in its membership fees and recorded as deferred revenue.  The Company typically receives cash within five days of the date the membership fee is charged to a member’s credit card.  The Company had deferred revenue of $17,338 at December 31, 2007.

The Company offers a free trial to some of its members.  The Company does not recognize any membership revenue during the free-trial period.  In the event the member continues the membership after the free-trial period expires, the member pays the monthly membership fee and the Company recognizes revenue as services are rendered.

The Company typically offers a 30-day money-back guarantee to its members.  Members can cancel their membership during the first 30 days of their initial membership period and receive a full refund.  After that, members can cancel their membership at the end of any subsequent monthly membership period.  If a member cancels his or her membership and the member’s credit card has already been processed for the next monthly membership period, a refund check will be issued to the member and no revenue will be recognized for that period.  The Company had sales refunds of $873,019 and $432,547 that were netted against sales for the years ended December 31, 2007 and 2006, respectively.

Direct Costs

The Company’s direct costs consist of sales commissions and fees paid to PPOs and provider networks.  The Company incurred sales commission expense of $2,177,066 and $1,143,677 and network provider costs of $565,063 and $294,127 for the years ended December 31, 2007 and 2006, respectively.

Selling and Marketing Expenses

The Company’s selling and marketing expenses consist of advertising expenses, marketing expenses, compensation paid to employees selling and marketing the Company’s CARExpress membership programs to potential customers, and rent expense, depreciation and amortization expense allocated to the Company’s selling and marketing activities, as well as all other selling and marketing expenses incurred by the Company.  Depreciation and amortization expense included in selling and marketing expense is derived from the Company’s telephones and website and certain of the Company’s computers, all of which are an integral part of the Company’s selling and marketing activities.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.  Significant Accounting Policies (Continued)

Stock-Based Compensation Expense

The Company accounts for employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The Company accounts for non-employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  SFAS 123 and EITF 96-18 require that the Company recognizes compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

The Company uses the Black-Scholes pricing model to determine the fair value of the stock-based compensation that it grants to employees and non-employees.  The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock.  The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term.

The Company used its stock price history to determine volatility.  The Company’s shares of common stock began trading on the OTC Bulletin Board on March 30, 2006.  The Company cannot predict how the price of its shares of common stock will continue to trade on the OTC Bulletin Board.  As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

The Company recognized $850,908 and $4,597,217 of stock compensation expense during the years ended December 31, 2007 and 2006, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.  Significant Accounting Policies (Continued)

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

Net deferred tax assets consisted of the following components at December 31, 2007 and 2006, respectively:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$4,760,300	$3,424,400

Deferred tax liabilities:
Depreciation	(2,400)	(13,990)

Valuation allowance	(4,757,900)	(3,410,410)

Net deferred tax asset	$—	$—

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $12,221,000 that may be offset against future taxable income from the years 2008 through 2028. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.  Significant Accounting Policies (Continued)

Income Taxes (Continued)

In calculating the amount of pretax income from continuing operations for the years ended December 31, 2007 and 2006, the amount of income tax calculated under accounting principles generally accepted in the United States of America differed from the amount of income tax determined under United States federal and state income tax provisions as follows:

	December 31,
	2007	2006

Book Income	$(1,377,535)	$(3,885,880)
Meals and entertainment	4,470	1,395
Depreciation	12,770	(7,235)
Stock compensation	331,850	2,099,980
Other	—	(280)
Valuation allowance	1,028,445	1,792,020

	$—	$—

Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year.   The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year.  An aggregate of 22,198,092 and 20,732,686 shares of common stock underlying options and warrants that were outstanding on December 31, 2007 and 2006, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each year.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.  Significant Accounting Policies (Continued)

Loss Per Share (Continued)

	For the Years Ended December 31,
	2007	2006

Net loss as reported	$(3,531,970)	$(9,965,428)

Weighted average number of shares outstanding – basic and diluted	34,066,929	25,487,248

Loss per share – basic and diluted	$(0.10)	$(0.39)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents.

Financial Instruments

 The carrying amounts of the Company’s cash and cash equivalents, accounts payable, accrued liabilities and other short-term liabilities in the consolidated balance sheet approximate their fair value due to the short-tem maturity of these instruments and obligations.

Derivative Financial Instruments

The Company has issued common stock and warrants to certain consultants to the Company and has evaluated the terms and conditions of the common stock and warrants to determine whether the warrants represented embedded or freestanding derivative instruments under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  The Company determined that the warrants did not represent freestanding derivative instruments and that the warrants did not meet the requirements for liability classification under EITF 00-19.  As a result, the fair value of the warrants is reflected in the Company’s additional paid-in capital.  The fair value of the Company’s derivative financial instruments are estimated using the Black-Scholes pricing model which takes into consideration the estimated term of the warrants, the volatility of the price of the Company’s common stock, interest rates and the probability that the warrants will be exercised.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.  Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives of the related assets.  The estimated useful lives of the Company’s property and equipment are as follows:

Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Telephone equipment	5 years
Website equipment	3 years

The cost of major improvements to the Company’s property and equipment are capitalized. The cost of maintenance and repairs that do not improve or extend the life of the applicable assets are expensed as incurred.  When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (“SFAS 157”).  This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities.  This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.  In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement 157,” which delays the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.  Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Its objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, discussed above, and Statement of Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial Instruments.  SFAS 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which changes accounting for business acquisitions.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2008 and prohibits early adoption.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 3.  Property and Equipment

Property and equipment consisted of the following at December 31, 2007:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(212,492)

Net property and equipment	$69,550

Depreciation expense for the years ended December 31, 2007 and 2006 was $75,270 and $65,919, respectively.

Note 4.   Deposits

Deposits consist of cash reserves held by merchant processors and the security deposit held by the lessor of the Company’s office space.  As of December 31, 2007, the Company had a total of $295,389 in deposits.  Of this amount, $237,772 was being held by Optimal Payments, Inc., $31,000 was being held by Heartland Payment Systems, Inc., and the remainder was being held by the lessor of the Company’s office space and other entities.

Note 5.  Commitments and Contingencies

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2008	$163,138
2009	166,672
2010	70,060
$399,870

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 5.  Commitments and Contingencies (Continued)

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers and one of its former executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2008	$1,044,912
2009	748,107
2010	56,315

$1,849,334

Note 6.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2007, awards for an aggregate of 4,466,575 shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 7.  401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan.  Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the 401(k) Plan each year, subject to certain IRS limitations.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $26,928 to the 401(k) Plan during the year ended December 31, 2007.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 8.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at December 31, 2007 and 2006, respectively, of which 39,419,856  and 32,659,106 shares of common stock were outstanding at December 31, 2007 and 2006, respectively.  Warrants exercisable into an aggregate of 14,538,092 and 11,437,686 shares of the Company’s common stock were outstanding on December 31, 2007 and 2006, respectively.

The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model.  Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued for services during the year ended December 31, 2007: a dividend yield of zero percent, an expected volatility of between 244% and 282%, a risk-free interest rate of 3.5% and a remaining contractual term of 2 years.  The Company follows Emerging Issues Task Force No. 96-18 to recognize the fair value of warrants granted.  Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered.  The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

Non Capital-Raising Transactions

In February 2006, the Company issued 300,000 shares of common stock to Roger H. Folts, the Company’s former Chief Financial Officer, in partial consideration for certain accounting and related services to be provided to the Company under a consulting agreement.  The shares were valued at $0.40 per share for total consideration of $120,000, all of which was recognized as expense during the year ended December 31, 2006.

In February and March 2006, the Company issued 2,507,000 shares of common stock and warrants to acquire 1,530,000 shares to service providers and consultants for services pursuant to several agreements.  Each warrant gives the holder the right to purchase one share of common stock.  All warrants have an exercise price of $.60 per share, are exercisable for a period of 24 months from the date of issuance, and expire on March 31, 2008.  The shares and warrants were valued at $0.40 per share for total consideration of $1,584,200.  The Company recognized $302,531 of expense during the year ended December 31, 2007 in connection with the issuance of these shares and warrants.

In March 2006, the Company issued 36,250 shares of common stock to employees in partial payment of accrued salaries. The shares were valued at $0.40 per share for total consideration of $14,500, all of which was recognized as expense during the year ended December 31, 2006.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 8.  Common Stock and Warrants (Continued)

Non Capital-Raising Transactions (Continued)

In March 2006, the Company issued restricted stock awards to David M. Daniels, Alex Soufflas, Patricia S. Bathurst and David A. Taylor for 450,000, 300,000, 225,000 and 375,000 shares of common stock, respectively.  The awards vest in three equal annual installments commencing on the first anniversary of the date of grant.  The shares were valued at $0.40 per share for total consideration of $540,000.  The Company recognized $270,745 of expense during the year ended December 31, 2007 in connection with the issuance of these shares.

In April 2006, the Company issued 10,000 shares of common stock to Centerpointe Property, LLC in connection with the termination of its lease for its office space in Sarasota, Florida in full payment of all rent and other expenses that were due and payable, and the Company and Centerpointe agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease.  The Company did not incur any material early termination penalties in connection with the termination of the lease.  The shares were valued at $0.50 per share for total consideration of $5,000, all of which was recognized as expense during the year ended December 31, 2006.  The Company recognized a gain on the extinguishment of debt in the amount of $35,932 during the year ended December 31, 2006 in connection with the issuance of these shares.

In April 2006, the Company issued 350,000 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were valued at $0.50 per share for total consideration of $175,000, all of which was recognized as expense during the year ended December 31, 2006.

In April, May and June 2006, the Company issued 23,325 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $30,000, all of which was recognized as expense during the year ended December 31, 2006.

In September 2006, the Company issued 100,000 shares of common stock to a business partner pursuant to a sales and marketing agreement.  The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $74,000, all of which was recognized as expense during the year ended December 31, 2006.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 8.  Common Stock and Warrants (Continued)

Non Capital-Raising Transactions (Continued)

In September 2006, the Company issued 50,000 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $57,000, all of which was recognized as expense during the year ended December 31, 2006.

In October 2006, the Company issued 200,000 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $236,000, all of which was recognized as expense during the year ended December 31, 2006.

In October 2006, the Company issued 25,000 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $28,000, all of which was recognized as expense during the year ended December 31, 2006.

In March 2007, the Company issued a restricted stock award for 200,000 shares of common stock to Trident Marketing International, Inc.  The award vests in four equal quarterly installments commencing June 30, 2007 if certain performance criteria are achieved.  The shares were valued at the closing price of the Company’s common stock on the date of issuance for total consideration of $130,000.  The Company recognized $69,922 of expense during the year ended December 31, 2007 in connection with the issuance of these shares.

In March 2007, the Company issued 30,000 shares of common stock to each of three consultants pursuant to individual consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date of issuance for total consideration of $60,300, all of which was recognized as expense during the year ended December 31, 2007.

In September 2007, the Company issued a restricted stock award to David M. Daniels, its President and Chief Executive Officer, for 600,000 shares of common stock.  The award vests in four equal annual installments commencing on the first anniversary of the date of grant.  The shares were valued at $0.50 per share for total consideration of $300,000.  The Company recognized $24,230 of expense during the year ended December 31, 2007 in connection with the issuance of these shares.

In June 2007, 50,000 shares underlying the restricted stock award granted to Trident Marketing International, Inc. in March 2007 failed to vest and were canceled by the Company in accordance with the terms of the restricted stock award.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 8.  Common Stock and Warrants (Continued)

Non Capital-Raising Transactions (Continued)

In September 2007, 50,000 shares underlying the restricted stock award granted to Trident Marketing International, Inc. in March 2007 failed to vest and were canceled by the Company in accordance with the terms of the restricted stock award.

In November 2007, the Company issued an aggregate of 950,000 shares of common stock to two consultants pursuant to consulting agreements.  The Company granted registration rights covering all of the shares issued by the Company.  The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $237,500.  The Company recognized $15,559 of expense during the year ended December 31, 2007 in connection with the issuance of these shares.

In December 2007, 50,000 shares underlying the restricted stock award granted to Trident Marketing International, Inc. in March 2007 failed to vest and were canceled by the Company in accordance with the terms of the restricted stock award.

Capital-Raising Transactions

In May 2006, the Company completed a private offering of 211,934 shares of common stock.  The shares were sold for $0.60 per share for aggregate gross proceeds of $127,160.  The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $1.20 per unit.  Each warrant gave the holder the right to purchase one share of common stock.  The Class A warrants had an exercise price of $0.60 per share, were exercisable for a period of 18 months commencing on the date of issuance, and expired at the end of the exercise period.  The Class B warrants have an exercise price of $0.80 per share, are exercisable for a period of 36 months commencing on the date of issuance, and expire at the end of the exercise period.

In August 2006, the Company completed a private offering of 1,705,000 shares of common stock.  The shares were sold for $0.80 per share for aggregate gross proceeds of $1,364,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.80 per unit.  Each warrant gave the holder the right to purchase one share of common stock.  The Class A warrants had an exercise price of $0.80 per share, were exercisable until August 31, 2006, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $1.00 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period.  The Company granted registration rights covering all shares issued by the Company upon the exercise of the warrants.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 8.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

In September 2006, the Company completed a private offering of 710,000 shares of common stock.  The shares were sold for $0.50 per share for aggregate gross proceeds of $355,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.50 per unit.  Each warrant gave the holder the right to purchase one share of common stock.  The Class A warrants had an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $0.50 per share, were exercisable until August 31, 2007, and expired at the end of the exercise period.  The Company paid finder fees consisting of 106,500 units identical to the units sold in the offering.  The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

In September 2006, the Company completed a private offering of 200,000 shares of common stock.  The shares were sold for $0.50 per share for aggregate gross proceeds of $100,000.  The shares were sold in units consisting of two shares of common stock, two Class A warrants, two Class B warrants and two Class C warrants at a purchase price of $0.50 per unit.  Each warrant gave the holder the right to purchase one share of common stock.  The Class A warrants had an exercise price of $0.50 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $0.50 per share, were exercisable until August 31, 2007, and expired at the end of the exercise period.  The Class C warrants had an exercise price of $0.80 per share, were exercisable until November 30, 2007, and expired at the end of the exercise period.   The Company paid finder fees consisting of 15,000 units identical to the units sold in the offering.  The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

In October 2006, the Company completed a private offering of 510,000 shares of common stock.  The shares were sold for $0.50 per share for aggregate gross proceeds of $255,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant at a purchase price of $0.50 per unit.  Each warrant gave the holder the right to purchase one share of common stock.  The Class A warrants had an exercise price of $0.50 per share, were exercisable until October 16, 2006, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $0.50 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period.  The Class C warrants had an exercise price of $0.50 per share, were exercisable until August 31, 2007, and expired at the end of the exercise period.  The Class D warrants had an exercise price of $0.80 per share, were exercisable until November 30, 2007, and expired at the end of the exercise period.  The Company paid finder fees consisting of 76,500 units identical to the units sold in the offering.  The Company granted registration rights covering all shares sold in the offering and all shares issued by the Company upon the exercise of the warrants by November 30, 2006.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 8.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

In October 2006, the Company completed a private offering of Class A warrants to acquire 1,500,000 shares of its common stock and Class B warrants to acquire 1,500,000 shares of its common stock.  The shares were sold in units consisting of 50,000 Class A warrants and 50,000 Class B warrants.  The units were sold for $100 per unit for aggregate gross proceeds of $3,000.  Each warrant gave the holder the right to purchase one share of common stock.  The Class A warrants had an exercise price of $0.60 per share, were exercisable until November 30, 2006, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $0.80 per share, were exercisable until November 30, 2007, and expired at the end of the exercise period.  The Company granted registration rights covering (i) all shares issued by the Company upon the exercise of the warrants in full by November 30, 2006, or (ii) 50% of the shares issued by the Company upon the exercise of the warrants if the warrants were not exercised in full by November 30, 2006.

During the year ended December 31, 2006, the Company received aggregate gross proceeds of $4,749,713 from the exercise of warrants held by certain of the Company’s security holders.  The Company issued a total of 6,855,397 shares of its common stock in connection therewith at exercise prices ranging from $0.50 to $2.00.

In August 2007, the Company sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $540,000.  The Company granted registration rights covering all shares of common stock and all shares issuable upon the exercise of the warrants.  The Class A warrants had an exercise price of $0.60 per share, were exercisable for a period of 30 days commencing on the date the registration statement is declared effective by the SEC, and expired at the end of the exercise period.  The Class B warrants have an exercise price of $.80 per share, are exercisable until December 31, 2008, are callable by the Company if certain criteria are satisfied, and expire at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 8.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

In October 2007, the Company completed a private offering of 810,000 shares of its common stock for aggregate cash consideration of $243,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.30 per unit.   Each warrant gives the holder the right to purchase one share of common stock.  The Company granted registration rights covering all shares of common stock and all shares issuable upon the exercise of the warrants.   The Class A warrants had an exercise price of $0.30 per share, were exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 days after the date the registration statement was declared effective by the SEC, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $0.40 per share, were exercisable during the period commencing on the date the registration statement is declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.

In November 2007, the Company completed a private offering of 500,000 shares of its common stock for aggregate cash consideration of $150,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.30 per unit.   Each warrant gives the holder the right to purchase one share of common stock.  The Company granted registration rights covering all shares of common stock and all shares issuable upon the exercise of the warrants.   The Class A warrants had an exercise price of $0.30 per share, were exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 days after the date the registration statement was declared effective by the SEC, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $0.40 per share, were exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.

In November 2007, the Company completed a private offering of 1,240,000 shares of its common stock for aggregate cash consideration of $310,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.25 per unit.   Each warrant gives the holder the right to purchase one share of common stock.  The Company granted registration rights covering all shares of common stock and all shares issuable upon the exercise of the warrants.  The Class A warrants had an exercise price of $0.30 per share, were exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 days after the date the registration statement was declared effective by the SEC, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $0.40 per share, were exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 8.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

In December 2007, the Company completed a private offering of 555,000 shares of its common stock for aggregate cash consideration of $111,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant, one Class B warrant and one Class C warrant at a purchase price of $0.22 per unit.  Each warrant gives the holder the right to purchase one share of common stock.  The Company granted registration rights covering all shares of common stock and all shares issuable upon the exercise of the warrants.   The Class A warrants have an exercise price of $0.22 per share, are exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending March 31, 2008, and expire at the end of the exercise period.  The Class B warrants have an exercise price of $0.30 per share, are exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on June 30, 2008, and expire at the end of the exercise period.  The Class C warrants have an exercise price of $0.30 per share, are exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on December 31, 2008, and expire at the end of the exercise period.

During the year ended December 31, 2007, the Company received aggregate gross proceeds of $70,000 from the exercise of warrants held by one of the Company’s security holders.  The Company issued a total of 140,000 shares of its common stock in connection therewith at an exercise price of $0.50 per share.

Note 9.  Stock Options

Stock options exercisable into an aggregate of 7,660,000 and 8,095,000 shares of the Company’s common stock were outstanding on December 31, 2007 and 2006, respectively.  The weighted average exercise price of the stock options outstanding on December 31, 2007 was $0.45.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 245% and 290%, a risk-free interest rate of between 3.5% and 5% and a remaining contractual life of between 9.15 and 9.95 years.

In December 2006, the Company amended each of the stock options granted to David M. Daniels and Patricia S. Bathurst in May 2005, Alex Soufflas and David A. Taylor in August 2005, and the employee who joined the company in September 2005 to accelerate the vesting of the options so that they were vested in full in December 2006.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 9.  Stock Options (Continued)

In December 2006, the Company issued stock options to David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 250,000, 150,000 and 50,000 shares of common stock, respectively.  The options have an exercise price of $0.88 per share and were vested in full on the date of grant.  The options have a term of 10 years and were valued at $395,989 on the date of grant, all of which was recognized as expense during the year ended December 31, 2006.

In January 2007, the Company issued a stock option to a new non-executive employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.69 per share and vests as follows: 25% on the date of grant and 25% per year commencing January 22, 2008.  The option has a term of 10 years and was valued at $68,997 on the date of grant.  The Company recognized $30,234 of expense during the year ended December 31, 2007 in connection with the issuance of this option.

In March 2007, the Company issued a stock option to a new employee to acquire 40,000 shares of common stock.  The option has an exercise price of $0.67 per share and vests as follows: 25% on the date of grant and 25% per year commencing March 1, 2008.  The option has a term of 10 years and was valued at $26,799 on the date of grant.  The Company recognized $9,194 of expense during the year ended December 31, 2007 in connection with the issuance of this option.

In September 2007, the Company issued a stock option to Alex Soufflas, its Chief Financial Officer and Executive Vice President, to acquire 500,000 shares of common stock.  The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $249,982 on the date of grant.  The Company recognized $20,190 of expense during the year ended December 31, 2007 in connection with the issuance of this option.

In September 2007, the Company issued a stock option to Patricia S. Bathurst, its Vice President – Marketing, to acquire 400,000 shares of common stock.  The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $199,986 on the date of grant.  The Company recognized $16,152 of expense during the year ended December 31, 2007 in connection with the issuance of this option.

In September 2007, the Company issued a stock option to a non-executive employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.51 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $50,996 on the date of grant.  The Company recognized $4,014 of expense during the year ended December 31, 2007 in connection with the issuance of this option.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 9.  Stock Options (Continued)

In October 2007, the Company issued stock options for an aggregate of 75,000 shares of common stock to three of its non-executive employees.  The options are exercisable at $0.51 per share and have a term of 10 years.  The options vested immediately on the date of grant with respect to 2,500 shares.  The options vest with respect to the remainder of the shares in three equal annual installments beginning on the first anniversary of the date of grant. The options have a term of 10 years and were valued at $38,247 on the date of grant. The Company recognized $6,620 of expense during the year ended December 31, 2007 in connection with the issuance of this option.

In October 2007, the Company issued a stock option to a non-executive employee for 15,000 shares of common stock.  The option is exercisable at $0.51 per share, has a term of 10 years, and vests in three equal annual installments beginning on the first anniversary of the date of grant. The options have a term of 10 years and were valued at $7,649 on the date of grant. The Company recognized $621 of expense during the year ended December 31, 2007 in connection with the issuance of this option.

In November 2007, the Company issued a stock option to a non-executive employee to acquire 250,000 shares of common stock.  The option has an exercise price of $0.45 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $112,490 on the date of grant.  The Company recognized $4,620 of expense during the year ended December 31, 2007 in connection with the issuance of this option.

A summary of the stock options issued during the years ended December 31, 2007 and 2006 is set forth below.  No stock options were exercised during the years ended December 31, 2007 and 2006.

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, January 1, 2006	8,045,000	$0.40

Granted	450,000	0.88
Expired	(400,000)	0.40

Outstanding, December 31, 2006	8,095,000	$0.43

Granted	1,480,000	0.51
Expired	(1,915,000)	0.40

Outstanding, December 31, 2007	7,660,000	$0.45

Exercisable, December 31, 2006	7,595,000	$0.45
Exercisable, December 31, 2007	6,222,500	$0.44

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 9.  Stock Options (Continued)

Year Ended December 31,	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2007	$0.40 – $0.88	7,660,000	9.19	$0.45
2006	$0.40 – $0.88	8,095,000	8.97	$0.43

Note 10.  Related-Party Transactions

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 10.  Related-Party Transactions (Continued)

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

On April 1, 2006, the Company entered into a Termination and Mutual Release with Centerpointe Property, LLC.  Under the agreement, the lease between the Company and Centerpointe with respect to the office space the Company was leasing in Sarasota, Florida was terminated effective April 1, 2006, the Company issued 10,000 shares of its common stock to Centerpointe in full payment of all rent and other expenses that were due and payable under the lease, and the Company and Centerpointe agreed to release each other from any and all claims that they may now hold or may in the future hold arising out of the lease.  The Company did not incur any material early termination penalties in connection with the termination of the Lease.  Ronald F. Westman and his wife own all of the outstanding membership interests in Centerpointe.  Mr. Westman beneficially owns approximately 7.9% of the Company’s common stock and served as a member of the Company’s board of directors from June 29, 2005 to September 26, 2005.

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

In September 2007, the Company issued a stock option to Alex Soufflas, its Chief Financial Officer and Executive Vice President, to acquire 500,000 shares of common stock.  The option has an exercise price of $0.50 per share, vests in four equal annual installments beginning on the first anniversary of the date of grant, and has a term of 10 years.

In September 2007, the Company issued a stock option to Patricia S. Bathurst, its Vice President – Marketing, to acquire 400,000 shares of common stock.  The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $199,986 on the date of grant.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 11.  Initial Public Offering

On January 27, 2006, the Company’s registration statement on Form SB-2, File No. 333-126315, was declared effective by the Securities and Exchange Commission in connection with the initial public offering of 10,258,135 shares of common stock to be sold by certain selling security holders.  The Company did not receive any proceeds from the offering.

Note 12.  Subsequent Events

In January 2008, the Company issued a promissory note to an accredited investor in the amount of $50,000.  The note had a maturity date that was 30 days after the date of issuance of the note, could be prepaid in whole or in part without penalty, and required the payment of 40,000 shares of common stock as interest on the note.

In January 2008, the Company issued 20,000 shares of common stock to a consultant for sales and marketing services pursuant to a consulting agreement.

In January 2008, the Company issued a stock option to a new non-executive employee for 100,000 shares of common stock.  The option is exercisable at $0.23 per share, has a term of 10 years, and vests in four equal annual installments beginning on the first anniversary of the date of grant.

In January 2008, the Company terminated its agreement with Trident Marketing International, Inc.  As a result, the remaining 50,000 shares underlying the restricted stock award failed to vest and were canceled by the Company in accordance with the terms of the restricted stock award.

In February 2008, the Company completed a private offering of Class A warrants exercisable into 1,000,000 shares of common stock for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.

In February 2008, we sold one Class A warrant exercisable into 500,000 shares of common stock, one Class B warrant exercisable into 1,000,000 shares of common stock and one Class C warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.20 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.  The Class B warrants have an exercise price of $.30 per share, are exercisable until June 30, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  The Class C warrants have an exercise price of $.40 per share, are exercisable until December 31, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 12.  Subsequent Events (Continued)

In February 2008, the Company issued a total of 310,000 shares of common stock to two consultants for marketing and advisory services pursuant to individual consulting agreements.

In February 2008, the Company entered into an agreement with the accredited investor to whom the promissory note had been issued in January 2008.  Under the agreement, the Company agreed to pay off the $50,000 promissory note by paying $20,000 and issuing 240,000 shares of common stock in full payment of the outstanding principal and interest on the note.

In February 2008, the Company commenced a private offering of Class A warrants for aggregate cash proceeds of $60.  The Class A warrants are being sold in units comprised of one Class A warrant at a purchase price of $1.00 per unit.  The Class A warrants have an exercise price of $0.12 per share, are exercisable into 10,000 shares of common stock until March 28, 2008, and expire at the end of the exercise period.  As of March 27, 2008, the Company had sold 20 units for aggregate cash proceeds of $20.

In March 2008, we granted a stock option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst for 400,000 shares of our common stock, respectively.  The options have an exercise price of $0.28 per share, vest in four equal annual installments commencing on March 25, 2009, and are for a term of 10 years.

As of March 27, 2008, the Company had received $299,000 in connection with the exercise of warrants held by certain of the Company’s warrant holders.

EXHIBIT INDEX

Exhibit	Exhibit Description

10.33	Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to David M. Daniels

10.34	Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to Alex Soufflas

10.35	Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to Patricia S. Bathurst

21.1	Subsidiaries of the Company

23.1	Consent of H J & Associates, LLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended