Form 10-Q
period 2008-03-31
National Health Partners Inc
filed 2008-05-15
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 000-51731

NATIONAL HEALTH PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Indiana	04-3786176
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Gibraltar Road

Suite 107

Horsham, PA  19044

(Address of Principal Executive Offices)

(215) 682-7114

(Issuer’s Telephone Number, including
Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1394 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 46,635,231 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on May 12, 2008.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash	$105,081	$32,206
Accounts receivable, net	—	21,257
Prepaid expense	152,102	182,228
Deposits	235,150	295,389
Other current assets	3,220	4,500

Total current assets	495,553	535,580

Property and equipment, net	57,887	69,550
Prepaid expense	87,521	117,702

Total assets	$640,961	$722,832

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$236,404	$262,355
Accrued expenses	20,610	39,984
Deferred revenue	141,347	17,338

Total current liabilities	398,361	319,677

Total liabilities	398,361	319,677

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,478,106 and 39,419,856 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	42,478	39,420
Additional paid-in capital	22,816,925	22,174,891
Deferred compensation	(359,457)	(410,524)
Accumulated deficit	(22,257,346)	(21,400,632)

Total stockholders’ equity	242,600	403,155

Total liabilities and stockholders’ equity	$640,961	$722,832

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Net revenue	$822,177	$1,044,508

Direct costs	467,875	568,083

Gross profit	354,302	476,425

Operating expenses:
Selling and marketing	78,925	71,938
General and administrative	1,102,100	1,050,553

Total operating expenses	1,181,025	1,122,491

Loss from operations	(826,723)	(646,066)

Other income (expense):
Interest income	9	6,330
Loss on extinguishment of debt	(30,000)	—

Total other income (expense)	(29,991)	6,330

Net loss	$(856,714)	$(639,736)

Loss per share — basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding — basic and diluted	40,526,153	30,757,384

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Cash flows from operating activities

Net loss	$(856,714)	$(639,736)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	219,498	284,473
Options issued for services	68,313	5,014
Depreciation	11,664	19,878
Loss on extinguishment of debt	30,000	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	21,257	—
(Increase) decrease in deposits	60,239	(106,405)
Decrease in other current assets	1,280	—
Decrease in accounts payable and accrued expenses	(45,326)	(49,723)
Increase in deferred revenue	124,009	60,120

Net cash used by operating activities	(365,780)	(426,379)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities

Proceeds from sale of warrants	240	—
Proceeds from exercise of warrants	408,415	—
Proceeds from issuance of note payable	50,000	—
Payments on note payable	(20,000)	—

Net cash provided by financing activities	438,655	—

Net increase (decrease) in cash	72,875	(426,379)
Cash at beginning of period	32,206	1,596,969

Cash at end of period	$105,081	$1,170,590

Supplemental disclosure of cash flow information

Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for services	$113,300	$190,300
Stock options issued for services	$358,960	$95,796
Common stock issued for extinguishment of debt	$60,000	$—

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

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

The Company contracts with preferred provider organizations and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  The principal suppliers of the healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Integrated Health, Three Rivers and HealthFi.  The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its membership programs with the healthcare providers.  The Company typically pays a per member per month fee for use of the provider networks that is determined in part based on the number of providers participating in the network, the number of members accessing the network, and the particular products or services offered by the providers.  The Company’s agreements with the provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are non-exclusive and contain confidentiality provisions.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

Note 2.  Basis of Presentation (Continued)

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results of operations for the three months ended March 31, 2008, respectively, are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated in consolidation.  Certain amounts in the financial statements for 2007 have been reclassified to conform to the 2008 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As of March 31, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, have not changed materially.

Note 3.  Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance therewith, the Company recognized $287,811 and $289,487 of stock compensation expense during the three months ended March 31, 2008 and 2007, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

Note 4.  Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year.   The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year.  An aggregate of 20,527,342 and 20,732,686 shares of common stock underlying options and warrants that were outstanding on March 31, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each year.

	For the Three Months Ended March 31,
	2008	2007

Net loss as reported	$(856,714)	$(639,736)
Weighted average number of shares outstanding – basic and diluted	40,526,153	30,757,384

Loss per share – basic and diluted	$(0.02)	$(0.02)

Note 5.  Property and Equipment

Property and equipment consisted of the following at March 31, 2008:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(224,155)

Net property and equipment	$57,887

Depreciation expense for the three months ended March 31, 2008 and 2007 was $11,664 and $19,878, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

Note 6.   Deposits

Deposits consist of cash reserves held by merchant processors and the security deposit held by the lessor of the Company’s office space.  As of March 31, 2008, the Company had a total of $235,150 in deposits.  Of this amount, $185,101 was being held by Optimal Payments, Inc., $30,431 was being held by PowerPay Payment Systems, Inc., and the remainder was being held by the lessor of the Company’s office space and other entities.

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2008	$129,093
2009	166,672
2010	70,060

$365,825

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2008	$832,689
2009	748,107
2010	56,315

$1,637,111

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

Note 8.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2008, 393,425 shares of common stock were available for issuance under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9.  401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan.  Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the 401(k) Plan each year, subject to certain IRS limitations.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $7,620 to the 401(k) Plan during the three months ended March 31, 2008.

Note 10.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at March 31, 2008 and 2007, respectively, of which 42,478,106 and 32,949,106 shares of common stock were outstanding at March 31, 2008 and 2007, respectively.  Warrants exercisable into an aggregate of 11,607,342 and 11,437,686 shares of the Company’s common stock were outstanding on March 31, 2008 and 2007, respectively.

The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model.  Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants that have been issued for services: a dividend yield of zero percent, an expected volatility of between 244% and 282%, a risk-free interest rate of 3.5% and a remaining contractual term of 2 years.  The Company follows Emerging Issues Task Force No. 96-18 to recognize the fair value of warrants granted.  Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered.  The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

Note 10.  Common Stock and Warrants (Continued)

Non Capital-Raising Transactions

In January and February 2008, the Company issued an aggregate of 330,000 shares of common stock to three consultants pursuant to consulting agreements. The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $113,300, all of which was recognized as expense during the three months ended March 31, 2008.

In February 2008, the Company issued 240,000 shares of common stock to the holder of a promissory note in partial consideration for the extinguishment of debt.  The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $60,000, all of which was recognized as expense during the three months ended March 31, 2008.

Capital-Raising Transactions

In February 2008, the Company completed a private offering of Class A warrants exercisable into 1,000,000 shares of common stock for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.

In February 2008, we sold one Class A warrant exercisable into 500,000 shares of common stock, one Class B warrant exercisable into 1,000,000 shares of common stock and one Class C warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.20 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.  The Class B warrants have an exercise price of $0.30 per share, are exercisable until June 30, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  The Class C warrants have an exercise price of $0.40 per share, are exercisable until December 31, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.

In February 2008, the Company completed a private offering of Class A warrants exercisable into 600,000 shares of common stock for aggregate cash proceeds of $60.  The Class A warrants were sold in units comprised of one Class A warrant at a purchase price of $1.00 per unit.  The Class A warrants had an exercise price of $0.12 per share, were until March 28, 2008, and expired at the end of the exercise period.

During the three months ended March 31, 2008, the Company received aggregate gross proceeds of $408,415 from the exercise of warrants held by the Company’s security holders.  The Company issued a total of 2,538,250 shares of its common stock in connection therewith at exercise prices ranging between $0.12 and $0.22 per share.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

Note 11.  Stock Options

Stock options exercisable into an aggregate of 8,920,000 and 8,235,000 shares of the Company’s common stock were outstanding on March 31, 2008 and 2007, respectively.  No options were exercised during the three months ended March 31, 2008 and 2007, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 241% and 290%, a risk-free interest rate of between 3.5% and 5% and a remaining contractual life of between 9.15 and 9.95 years.

In January 2008, the Company issued a stock option to a new employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.23 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $22,997 on the date of grant.  The Company recognized $1,070 of expense during the three months ended March 31, 2008 in connection with the issuance of this option.

In March 2008, the Company issued a stock option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 400,000 shares of common stock.  Each option has an exercise price of $0.28 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The options have a term of 10 years and had an aggregate value of $335,962 on the date of grant.  The Company recognized a total of $20,926 of expense during the three months ended March 31, 2008 in connection with the issuance of these options.

Note 12.  Related-Party Transactions

In March 2008, the Company issued a stock option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 400,000 shares of common stock.  Each option has an exercise price of $0.28 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The options have a term of 10 years and had an aggregate value of $335,962 on the date of grant.

Note 13.  Subsequent Events

In April 2008, the Company completed a private offering of 500,000 shares of common stock and Class A warrants exercisable into 500,000 shares of common stock for aggregate gross proceeds of $75,000.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until April 18, 2008, and expired at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

Note 13.  Subsequent Events (Continued)

In April 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  The plan terminates on February 1, 2016.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

In April 2008, the Company issued a total of 2,700,000 shares of common stock to consultants for marketing and advisory services pursuant to individual consulting agreements.

As of May 12, 2008, the Company had received $174,000 in connection with the exercise of warrants held by certain of the Company’s warrant holders.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein and under the caption “Item 1.  Description of Business – Risks and Uncertainties” of our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2.  Management’s Discussion and Analysis.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms in this report refer to National Health Partners, Inc. and its subsidiaries.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein and under the caption “Item 1.  Description of Business – Risks and Uncertainties” in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007.  The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

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

Operational Metrics

Our revenue consists almost exclusively of recurring monthly membership fees that we receive from members of our membership programs.  Our members pay us membership fees each month for the duration of their membership.  The average membership fee per member per month that we receive for our CARExpressTM health discount programs is approximately $35.  Approximately 95% of the CARExpressTM health discount programs that we have sold to our current members consist of our Comprehensive Care Program which is currently sold at a monthly retail price of $39.95.  The remaining CARExpressTM health discount programs that we have sold to our current members consist of a mix of our less expensive programs.  We do not have similar data available for our new CARExpressTM Plus membership programs since we only recently began selling them to the public.

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

Outlook

Our strategy is to continue to expand our position as a provider of unique healthcare membership service programs.  We have implemented several strategic growth initiatives since 2006 through which we achieved new contracts and strategic partnerships with a number of marketing and distribution companies, the most recent of which involved a shift in our sales strategy from sales through marketing companies to sales through employers and “affinity groups.”  An “affinity group” is a group of people who share interests, issues, and a common bond or background, and offer support for each other.  Examples of the types of affinity groups that we are working with include unions, associations, chambers of commerce and small business networks.  These organizations typically have a large number of members and thus, each one provides us with the opportunity to obtain a large number of sales.

We expect to generate future revenue and members primarily through sales of our CARExpressTM health discount programs and our CARExpressTM Plus membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and our various marketing and advertising campaigns.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and proceeds from the issuance of debt and equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

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

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the caption “Item 6.  Management’s Discussion and Analysis – Critical Accounting Policies” and our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the caption “Item 6.  Management’s Discussion and Analysis – Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements.

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $222,331 to $822,177 for the three months ended March 31, 2008 from $1,044,508 for the three months ended March 31, 2007.  The decrease of $222,331 resulted primarily from a decrease in sales of our CARExpressTM membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 70% of the revenue that we generated during the three months ended March 31, 2008 was derived from sales of our membership programs to first-time members, compared to approximately 95% during the corresponding period in 2007.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our CARExpressTM health discount programs and our CARExpressTM Plus membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $100,208 to $467,875 for the three months ended March 31, 2008, from $568,083 for the three months ended March 31, 2007.  The decrease of $100,208 was due to a decrease of $176,380 for sales commissions, partially offset by an increase of $76,172 for PPO and network provider costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider networks costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses increased $6,987 to $78,925 for the three months ended March 31, 2008, from $71,938 for the three months ended March 31, 2007.  The increase of $6,987 was due primarily to an increase of $11,714 for salaries and other cash compensation paid to employees selling and marketing our membership programs, partially offset by a decrease of $10,128 in equity compensation paid to employees selling and marketing our membership programs and decreases in other selling and marketing expenses.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $35,206 to $518,063 for the three months ended March 31, 2008, from $553,269 for the three months ended March 31, 2007.  The decrease of $35,206 was due primarily to a decrease of $103,948 in restricted stock expense, partially offset by an increase of $56,292 in stock option expense and increases in other employee compensation expense. We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $65,296 to $249,459 for the three months ended March 31, 2008 from $184,163 for the three months ended March 31, 2007.  The increase of $65,296 was due primarily to increases of $49,101 in the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, and $16,195 in fees for legal, accounting, technology and general consulting services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses increased $20,128 to $334,578 for the three months ended March 31, 2008 from $314,450 for the three months ended March 31, 2007.  The increase of $20,128 resulted primarily from increases of $33,924 for bank service charges associated with new and recurring member transaction and $16,571 for printing and reproduction costs, as well as increases in other general and administrative expenses, partially offset by decreases of $23,949 for fees associated with state corporate filings and $22,273 for supplies.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Loss on the Extinguishment of Debt

Loss on the extinguishment of debt consists of the loss that we recognized in connection with our issuance of 240,000 shares of our common stock to a note holder in February 2008 in partial consideration for the extinguishment of debt.  We recognized a loss on the extinguishment of debt of $30,000 during the three months ended March 31, 2008 in connection with the issuance of these shares.  We did not recognize any such loss during the three months ended March 31, 2007.  We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss increased $216,978 to $856,714 for the three months ended March 31, 2008, from $639,736 for the three months ended March 31, 2007.  The increase of $216,978 was primarily the result of a decrease of $222,331 in revenue and increases of $65,296 for professional fees, $30,000 for loss on the extinguishment of debt and $20,128 for general and administrative expenses, partially offset by decreases of $100,208 for direct costs incurred in connection with the sale of our membership programs and $35,206 for employee compensation expense.  We expect to begin generating a net profit from operations during 2008 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of May 12, 2008, we had cash and cash equivalents of approximately $210,000.

Net cash used by operating activities was $365,780 for the three months ended March 31, 2008 compared to $426,379 for the three months ended March 31, 2007.  The $60,599 decrease in cash used by operating activities was due primarily to increases of $32,858 for equity-based compensation expense, $30,000 for loss on the extinguishment of debt, $166,644 for deposits and $63,889 for deferred revenue, partially offset by an increase of $242,861 for net loss.

We did not have any cash flows from investing activities for the three months ended March 31, 2008 or 2007.

Net cash provided by financing activities was $438,655 for the three months ended March 31, 2008.  We did not have any cash flows from investing activities for the three months ended March 31, 2007.  The $438,655 increase in cash provided by financing activities was due primarily to an increase of $408,415 in proceeds from the exercise of warrants and an increase of $50,000 in proceeds from the issuance of debt, partially offset by an increase of $20,000 in payments on debt.

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

In October 2007, we completed a private offering of 810,000 shares of our common stock, Class A warrants exercisable into 810,000 shares of our common stock and Class B warrants exercisable into 810,000 shares of our common stock for aggregate cash consideration of $243,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.30 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on January 31, 2008, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.40 per share, are exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on December 31, 2008, and expire at the end of the exercise period.

In November 2007, we completed a private offering of 500,000 shares of our common stock, Class A warrants exercisable into 500,000 shares of our common stock and Class B warrants exercisable into 500,000 shares of our common stock for aggregate cash consideration of $150,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.30 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.40 per share, are exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on December 31, 2008, and expire at the end of the exercise period.

In November 2007, we completed a private offering of 1,240,000 shares of our common stock, Class A warrants exercisable into 1,240,000 shares of our common stock, and Class B warrants exercisable into 1,240,000 shares of our common stock for aggregate cash consideration of $310,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.25 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that is 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.40 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on December 31, 2008, and expire at the end of the exercise period.

In December 2007, we completed a private offering of 555,000 shares of our common stock, Class A warrants exercisable into 555,000 shares of our common stock, Class B warrants exercisable into 555,000 shares of our common stock, and Class C warrants exercisable into 555,000 shares of our common stock for aggregate cash consideration of $111,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant, one Class B warrant and one Class C warrant.  The units were sold at a purchase price of $0.20 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants, Class B warrants and Class C warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.22 per share, were exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the date that is 90 calendar days after the effective date of the registration statement, were callable by us if certain criteria are satisfied, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the date that is 180 calendar days after the effective date of the registration statement, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the third anniversary of the effective date of the registration statement, and expire at the end of the exercise period.

In February 2008, we completed a private offering of 500,000 shares of our common stock and Class A warrants exercisable into 500,000 shares of our common stock for aggregate gross proceeds of $75,000.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until April 18, 2008 and expired at the end of the exercise period.

During the period beginning January 1, 2007 and ending March 31, 2008, we issued 4,488,250 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.12 and $0.22 per share for aggregate gross proceeds of $707,415.

To date, our capital needs have been met principally through the sales of our equity and debt securities and proceeds received upon the exercise of outstanding warrants by our security holders.   We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities and proceeds from the issuance of debt and equity securities.  The sale of equity or convertible debt securities would result in additional dilution to our shareholders.  The issuance of debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.        Controls and Procedures.

As of March 31, 2008, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and

Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In January 2008, we issued an option exercisable into 100,000 shares of common stock to a new non-executive employee.  The option has an initial exercise price of $0.23 per share, vests in four equal annual installments commencing on the date of issuance, and has a term of 10 years.  The securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In January and February 2008, we issued a total of 330,000 shares of our common stock to accredited investors in exchange for sales and marketing services.  These securities were issued to three accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In February 2008, we completed a private offering of Class A warrants exercisable into 1,000,000 shares of common stock for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In February 2008, we sold one Class A warrant exercisable into 500,000 shares of common stock, one Class B warrant exercisable into 1,000,000 shares of common stock and one Class C warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.20 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.  The Class B warrants have an exercise price of $0.30 per share, are exercisable until June 30, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  The Class C warrants have an exercise price of $0.40 per share, are exercisable until December 31, 2008, are callable by us if certain criteria are satisfied, and expire at the end of the exercise period.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In February 2008, we issued 240,000 shares of our common stock to an accredited investor in partial consideration for the extinguishment of debt.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In February 2008, we completed a private offering of Class A warrants exercisable into 600,000 shares of common stock for aggregate cash proceeds of $60.  The Class A warrants were sold in units comprised of one Class A warrant at a purchase price of $1.00 per unit.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until March 28, 2008, and expired at the end of the exercise period.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In March 2008, we issued an option exercisable into 400,000 shares of common stock to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst.  The options have an initial exercise price of $0.28 per share, vest in four equal annual installments commencing on the date of issuance, and have a term of 10 years.  The securities were issued to three accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: May 15, 2008	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended