Form 10-Q
period 2008-06-30
National Health Partners Inc
filed 2008-08-14
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 50,679,356 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on August 11, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2008	December 31,
	(unaudited)	2007

Assets

Current assets:
Cash	$54,651	$32,206
Accounts receivable, net	—	21,257
Prepaid expense	362,652	182,228
Deposits	399,578	276,389
Other current assets	11,775	4,500

Total current assets	828,655	516,580

Property and equipment, net	49,317	69,550
Prepaid expense	1,030,389	117,702
Deposits	19,000	19,000

Total assets	$1,927,362	$722,832

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$231,698	$262,355
Refunds payable	4,740
Accrued expenses	8,126	39,984
Deferred revenue	82,557	17,338

Total current liabilities	327,121	319,677

Total liabilities	327,121	319,677

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized,47,454,356 and 39,419,856 shares issued and outstanding on June 30, 2008 and December 31, 2007, respectively	47,454	39,420
Additional paid-in capital	24,499,524	22,174,891
Deferred compensation	(308,389)	(410,524)
Accumulated deficit	(22,638,348)	(21,400,632)

Total stockholders’ equity	1,600,241	403,155

Total liabilities and stockholders’ equity	$1,927,362	$722,832

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenue	$882,016	$1,179,197	$1,704,193	$2,223,705

Direct costs	233,535	656,873	701,410	1,224,956

Gross profit	648,481	522,324	1,002,783	998,749

Operating expenses:
Selling and marketing	56,050	39,312	134,975	111,250
General and administrative	973,468	880,217	2,075,568	1,930,770

Total operating expenses	1,029,518	919,529	2,210,543	2,042,020

Loss from operations	(381,037)	(397,205)	(1,207,760)	(1,043,271)

Other income (expense):
Interest income	35	8,089	44	14,419
Loss on extinguishment of debt	—	—	(30,000)	—

Total other income (expense)	35	8,089	(29,956)	14,419

Net loss	$(381,002)	$(389,116)	$(1,237,716)	$(1,028,852)

Loss per share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding — basic and diluted	46,033,765	32,949,106	42,930,508	30,876,650

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities

Net loss	$(1,237,716)	$(1,028,852)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	364,047	390,429
Options issued for services	136,988	28,246
Depreciation	20,233	38,533
Loss on extinguishment of debt	30,000	—-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	21,257	(175,400)
Increase in deposits	(123,189)	(108,651)
Decrease in other current assets	(7,275)	—
Decrease in accounts payable and accrued expenses	(62,514)	(48,406)
Increase in refunds payable	4,740	—-
Increase in deferred revenue	65,219	(195,328)

Net cash used by operating activities	(788,210)	(1,099,429)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities

Proceeds from sale of stocks and warrants	183,240	—
Proceeds from exercise of warrants	597,415	—
Proceeds from issuance of note payable	50,000	—
Payments on note payable	(20,000)	—

Net cash provided by financing activities	810,655	—

Net increase (decrease) in cash	22,445	(1,099,429)
Cash at beginning of period	32,206	1,596,969

Cash at end of period	$54,651	$497,540

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for services	$1,360,200	$190,300
Stock options issued for services	$358,960	$—
Common stock issued for extinguishment of debt	$60,000	$95,796
Common stock issued for stock offering costs	$27,450	$—

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

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

The Company contracts with preferred provider organizations and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  The principal suppliers of the healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Outlook Vision, Integrated Health, Three Rivers and HealthFi.  The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its membership programs with the healthcare providers.  The Company typically pays a per member per month fee for use of the provider networks that is determined in part based on the number of providers participating in the network, the number of members accessing the network, and the particular products or services offered by the providers.  The Company’s agreements with the provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are non-exclusive and contain confidentiality provisions.

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

June 30, 2008

Note 2.  Basis of Presentation (Continued)

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results of operations for the three and six months ended June 30, 2008, respectively, are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Note 3.  Significant Accounting Policies

Except as set forth below, as of June 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, have not changed materially.

Revenue Recognition

The Company’s revenue consists of the monthly membership fees that it receives from the sale of its membership programs as well as any shipping and handling fees that it may receive for the shipment of membership packages to new members.  The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership.  The Company recognizes the membership fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 3.  Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

and determinable, and collectibility is reasonably assured in accordance with Staff Accounting Bulletin Topic 13.A (“SAB Topic 13.A”).  The fees are recognized as revenue on a straight-line basis over the longer of the initial contractual term or the expected period during which the services will be performed if the relationship with the member is expected to extend beyond the initial contractual term and the member continues to benefit from the payment of the fees.

The Company recognizes the monthly membership fees in accordance with SAB Topic 13.A.  The contractual term for the monthly membership fees is equal to the monthly membership period.   Members have the right to terminate their membership at any time and may do so at the end of each month before they pay the membership fee for the next month.   The expected period during which the services will be performed in return for the monthly membership fees will never extend beyond the one-month membership period since the member will pay another monthly membership fee before the next monthly membership period begins.  As a result, the Company recognizes the monthly membership fees on a straight-line basis over the contract term since the relationship with the member is not expected to extend beyond the contractual term and the member is not expected to continue to benefit from the payment of the membership fee after the contractual term has expired.

The Company recognizes the monthly membership fees in accordance with SAB Topic 13.A.3.f.  The shipping and handling fees are one-time payments received by the Company from the applicable members when they first become a member.  These fees are not paid repeatedly each month.  The monthly contract term is, therefore, not necessarily equal to the expected period during which services will be performed since the period during which services will be performed is the average period during which each person is expected to be a member.  The Company calculates the expected period during which it expects its members to remain members as of the end of each fiscal quarter.  It does so by determining the total number of members that it had on such date, then dividing the total number of months for which all of such members had been a member as of that date by the number of such members.  This provides the average number of months each member has been a member.  The expected period during which services will be performed (i.e., the expected period during which each member will remain a member) has always exceeded the initial monthly membership period.  Therefore, the Company recognizes shipping and handling fees on a straight-line basis over the expected period during which the services will be performed since the relationship with the member is expected to extend beyond the initial contractual term and the member is expected to continue to benefit from the payment of the shipping and handling fees after the initial contractual term has expired.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 3.  Significant Accounting Policies (Continued)

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

The Company typically offers a 30-day money-back guarantee to its members.  Members can cancel their membership during the first 30 days of their initial membership period and receive a full refund.  After that, members can cancel their membership at the end of any subsequent monthly membership period.  If a member cancels his or her membership and the member’s credit card has already been processed for the next monthly membership period, a refund check will be issued to the member and no revenue will be recognized for that period.  The Company recognizes refunds as expense in accordance with SAB Topic 13.A.4.a and Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists,” which permit companies to recognize refundable membership fees, net of estimated refunds, as earned revenue over the membership term in limited circumstances if the following criteria are met: (i) the estimate of cancellations and refunded revenue are being made for a large pool of homogeneous items (membership transactions with the same characteristics, such as terms, periods, class of customers, nature of services, etc.), (ii) reliable estimates of the expected refunds can be made on a timely basis and it is remote that material adjustments to previously recognized revenue would be required, (iii) there is a sufficient company-specific historical basis upon which to estimate the refunds and such historical experience is predictive of future events, and (iv) the amount of the membership fees specified in the agreement at the outset of the arrangement is fixed, other than the customer’s right to request a refund.

Note 4.  Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance therewith, the Company recognized stock compensation expense of $213,225 and $129,188 for the three months ended June 30, 2008 and 2007, respectively, and $501,036 and $418,675 for the six months ended June 30, 2008 and 2007, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 5.  Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  An aggregate of 18,739,092 and 19,372,684 shares of common stock underlying options and warrants that were outstanding on June 30, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net loss as reported	$(381,002)	$(389,116)	$(1,237,716)	$(1,028,852)

Weighted average number of shares outstanding – basic and diluted	46,033,765	32,949,106	42,930,508	30,876,650

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Note 6.  Property and Equipment

Property and equipment consisted of the following at June 30, 2008:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(232,725)

Net property and equipment	$49,317

Depreciation expense was $8,570 and $18,655 for the three months ended June 30, 2008 and 2007, respectively, and $20,233 and $38,533 for the six months ended June 30, 2008 and 2007, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 7.  Deposits

Deposits consist of cash reserves held by merchant processors that the Company uses to process credit card transactions and the security deposit held by the lessor of the Company’s office space.  Each agreement that the Company has entered into with merchant processors contains a standard provision that gives the merchant processors the right to withhold funds from the proceeds generated by the Company through the sale of its membership programs through credit card transactions.  The amount of the reserves may be increased or decreased by each merchant processor at any time based on the perceived risk exposure of the merchant processor.  The merchant processors are required to return the amount of funds that they withhold from the proceeds within no less than six months and no more than nine months of the date such funds were originally withheld.  As a result, the Company expects to receive all such funds within six to nine months of the date such funds were originally withheld by the merchant processors.

As of June 30, 2008, the Company had a total of $418,578 in deposits.  Of this amount, $173,267 was being held by Optimal Payments, Inc., $212,778 was being held by PowerPay Payment Systems, Inc., $19,000 was being held by the lessor of the Company’s office space, $12,588 was being held by PayTran Payment Systems, and the remainder was being held by other entities.

Note 8.  Commitments and Contingencies

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2008	$86,879
2009	166,672
2010	70,060
$323,611

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 8.  Commitments and Contingencies (Continued)

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2008	$555,126
2009	748,107
2010	56,315
$1,359,548

Note 9.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2008, 393,425 shares of common stock were available for issuance under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 10.  2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2008, 300,000 shares of common stock were available for issuance under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 11.  401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan.  Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the 401(k) Plan each year, subject to certain IRS limitations.  The Company contributes 100% of the

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 11.  401(k) Plan (Continued)

first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $8,025 and $9,244 to the 401(k) Plan during the three months ended June 30, 2008 and 2007, respectively, and $15,645 and $11,438 to the 401(k) Plan during the six months ended June 30, 2008 and 2007, respectively.

Note 12.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at June 30, 2008 and 2007, respectively, of which 47,454,356 and 32,949,106 shares of common stock were outstanding at June 30, 2008 and 2007, respectively.  Warrants exercisable into an aggregate of 9,819,092 and 12,637,684 shares of the Company’s common stock were outstanding on June 30, 2008 and 2007, respectively.

The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model.  Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants that have been issued for services: a dividend yield of zero percent, an expected volatility of 282%, a risk-free interest rate of 3.5% and a remaining contractual term of 2 years.  The Company follows EITF 96-18 to recognize the fair value of warrants granted.  Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered.  The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

Non Capital-Raising Transactions

In January and February 2008, the Company issued an aggregate of 330,000 shares of common stock to three consultants pursuant to individual consulting agreements. The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $113,300, all of which was recognized as expense during the six months ended June 30, 2008.

In February 2008, the Company issued 240,000 shares of common stock to the holder of a promissory note in partial consideration for the extinguishment of debt.  The shares were issued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $60,000, all of which was recognized as expense during the six months ended June 30, 2008.

In April 2008, the Company issued an aggregate of 2,700,000 shares of common stock to consultants for marketing and advisory services pursuant to individual consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $1,246,900.  The Company recognized $49,571 of expense during the three and six months ended June 30, 2008 in connection with the issuance of these shares.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 12.  Common Stock and Warrants (Continued)

Capital-Raising Transactions

In February 2008, the Company completed a private offering of Class A warrants exercisable into 1,000,000 shares of common stock for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.

In February 2008, the Company sold one Class A warrant exercisable into 500,000 shares of common stock, one Class B warrant exercisable into 1,000,000 shares of common stock and one Class C warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.20 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.  The Class B warrants have an exercise price of $0.30 per share, are exercisable until June 30, 2008, are callable by the Company if certain criteria are satisfied, and expire at the end of the exercise period.  The Class C warrants have an exercise price of $0.40 per share, are exercisable until December 31, 2008, are callable by the Company if certain criteria are satisfied, and expire at the end of the exercise period.

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

In April 2008, the Company completed a private offering of 500,000 shares of common stock and Class A warrants exercisable into 500,000 shares of common stock for aggregate gross proceeds of $75,000.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until April 18, 2008, and expired at the end of the exercise period.    The Company paid finder fees consisting of 75,000 shares of common stock and a Class A warrant exercisable into 75,000 shares of common stock in connection with this offering.

In June 2008, the Company completed a private offering of 675,000 shares of common stock, Class A warrants exercisable into 675,000 shares of common stock and Class B warrants exercisable into 675,000 shares of common stock for aggregate cash consideration of $108,000.  These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.16 per unit.  The Company agreed to provide each investor with an opportunity to include all shares of common stock and all shares of common stock issued upon the exercise of the warrants in any registration statement that the Company files with the SEC for the purposes of a public offering of the Company’s securities (excluding registration statements on Forms S-4 or S-8).  The Class A warrants are initially exercisable into one share of common stock at an exercise price of $0.20 per share, are exercisable during a period

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 12.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

of 90 days beginning on the date of grant and expire at the end of the exercise period.  The Class B warrants are initially exercisable into one share of common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date of grant and ending on December 31, 2008, and expire at the end of the exercise period. The Company paid finder fees consisting of 101,250 units identical to the units sold in the offering.

During the six months ended June 30, 2008, the Company received aggregate gross proceeds of $597,415 from the exercise of warrants held by the Company’s security holders.  The Company issued a total of 3,463,250 shares of its common stock in connection therewith at exercise prices ranging between $0.12 and $0.40 per share.

Note 13.  Stock Options

Stock options exercisable into an aggregate of 8,920,000 and 6,735,000 shares of the Company’s common stock were outstanding on June 30, 2008 and 2007, respectively.  No options were exercised during the six months ended June 30, 2008 and 2007, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 241% and 282%, a risk-free interest rate of between 3.5% and 5% and a remaining contractual life of between 9.15 and 9.95 years.

In January 2008, the Company issued a stock option to a new employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.23 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $22,997 on the date of grant.  The Company recognized $1,432 and $2,503 of expense during the three and six months ended June 30, 2008, respectively, in connection with the issuance of this option.

In March 2008, the Company issued a stock option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 400,000 shares of common stock.  Each option has an exercise price of $0.28 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The options have a term of 10 years and had an aggregate value of $335,962 on the date of grant.  The Company recognized a total of $20,926 and $41,852 of expense during the three and six months ended June 30, 2008, respectively, in connection with the issuance of these options.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

Note 14.  Related-Party Transactions

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

Note 15.  Subsequent Events

In July 2008, the Company sold 3,000,000 shares of common stock and one Class A warrant exercisable into 3,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $750,000.  The Class A warrants have an exercise price of $0.30 per share, are exercisable for a period commencing on the date of grant and ending on December 31, 2009, and expire at the end of the exercise period.

In July 2008, the Company completed a private offering of Class A warrants exercisable into 1,000,000 shares of common stock for aggregate gross proceeds of $100.  The Class A warrants have an exercise price of $0.20 per share, are exercisable until December 31, 2008, and expire at the end of the exercise period.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein and under the caption “Item 1.  Description of Business – Risks and Uncertainties” of our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.  Management’s Discussion and Analysis.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” the “registrant,” “we,” “us” or “our” and similar terms in this report refer to National Health Partners, Inc. and its subsidiaries.

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

Overview

We are a national healthcare membership organization that was formed to address the need for affordable healthcare nationwide.  We create, market and sell membership programs to predominantly underserved markets in the healthcare industry through a national healthcare savings network called CARExpressTM.  CARExpressTM is a network of hospitals, doctors, dentists, pharmacists and other healthcare providers comprised of over 1,000,000 healthcare providers that render their services and products to CARExpressTM members at discounted prices.  CARExpressTM enables people to engage in point-of-service transactions directly with these healthcare providers and pay discounted prices to the providers.

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

We are actively engaged in marketing our membership programs to the public.  Our primary objective is to generate increased sales of our membership programs while expanding our position as a provider of unique healthcare membership service programs.  The target market for our membership programs is comprised of individuals who have either limited health benefits or no health benefits.  Our share of this market is currently less than one percent and has been less than one percent since our inception.  Since we are not currently large enough to pursue and support the entire market, we intend to continue to pursue specific opportunities that we identify in this market through our various marketing and distribution channels.  Through product design, competitive membership pricing, and a variety of marketing and distribution partners, we are pursuing opportunities in the healthcare market that insurance companies have not addressed.

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

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the caption “Item 6.  Management’s Discussion and Analysis — Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein, as updated by our Notes to Consolidated Financial Statements included in this report.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the caption “Item 6.  Management’s Discussion and Analysis – Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements.

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $297,181 to $882,016 for the three months ended June 30, 2008 from $1,179,197 for the three months ended June 30, 2007.  The decrease of $297,181 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 30% of the revenue that we generated during the three months ended June 30, 2008 was derived from sales of our membership programs to first-time members, compared to approximately 65% during the corresponding period in 2007.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $423,338 to $233,535 for the three months ended June 30, 2008, from $656,873 for the three months ended June 30, 2007.  The decrease of $423,338 was due to decreases of $384,837 for sales commissions and $38,501 for PPO and network provider costs resulting from the decrease in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider networks costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses increased $16,738 to $56,050 for the three months ended June 30, 2008, from $39,312 for the three months ended June 30, 2007.  The increase of $16,738 was due primarily to an increase of $27,960 for salaries and other compensation paid to employees selling and marketing our membership programs, partially offset by a decrease of $9,467 for depreciation and amortization expense allocated to our selling and marketing activities.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense increased $60,775 to $557,090 for the three months ended June 30, 2008, from $496,315 for the three months ended June 30, 2007.  The increase of $60,775 was due primarily to increases of $30,381 for restricted stock expense and $38,437 for stock option expense, partially offset by decreases in other employee compensation expenses.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $12,761 to $127,373 for the three months ended June 30, 2008 from $114,612 for the three months ended June 30, 2007.  The increase of $12,761 was due primarily to increases of $8,163 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services and $7,335 for legal and accounting fees, partially offset by decreases in other professional fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of costs for supplies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses increased $19,715 to $289,005 for the three months ended June 30, 2008 from $269,290 for the three months ended June 30, 2007.  The increase of $19,715 resulted primarily from increases of $32,562 for bank service charges associated with new and recurring member transactions, $21,654 for computer and web repair and maintenance costs, $17,993 for business travel and entertainment costs, and $14,763 for increases in the cost of health insurance and other related benefits, as well as increases in other miscellaneous general and administrative expenses, partially offset by decreases of $50,556 for supplies and $25,107 for postage and delivery costs.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $8,114 to $381,002 for the three months ended June 30, 2008, from $389,116 for the three months ended June 30, 2007.  The decrease of $8,114 was primarily the result of a decrease of $423,338 for direct costs incurred in connection with the sale of our membership programs, partially offset by a decrease of $297,181 for revenue and increases of $16,738 for selling and marketing expenses, $60,775 for employee compensation expense, $12,761 for professional fees and $19,715 for other general and administrative expenses.  We expect to begin generating a net profit from operations during 2008 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

Revenue

Revenue decreased $519,512 to $1,704,193 for the six months ended June 30, 2008 from $2,223,705 for the six months ended June 30, 2007.  The decrease of $519,512 resulted primarily from a decrease in sales of our CARExpressTM membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 50% of the revenue that we generated during the six months ended June 30, 2008 was derived from sales of our membership programs to first-time members, compared to approximately 80% during the corresponding period in 2007.  The remainder of the revenue that we generated during these periods was derived from existing members.

Direct Costs

Direct costs decreased $523,546 to $701,410 for the six months ended June 30, 2008, from $1,224,956 for the six months ended June 30, 2007.  The decrease of $523,546 was due to a decrease of $561,217 for sales commissions, partially offset by an increase of $37,671 for PPO and network provider costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $23,725 to $134,975 for the six months ended June 30, 2008, from $111,250 for the six months ended June 30, 2007.  The increase of $23,725 was due primarily to an increase of $36,552 for salaries as well as an increase in other compensation paid to employees selling and marketing our membership programs, partially offset by a decrease of $16,754 for depreciation and amortization expense allocated to our selling and marketing activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense. Employee compensation expense increased $34,716 to $1,075,055 for the six months ended June 30, 2008, from $1,040,339 for the six months ended June 30, 2007. The increase of $34,716 was due primarily to an increase of $94,730 for stock option expense as well as other employee compensation expenses, partially offset by a decrease of $73,567 for restricted stock expense.

Professional Fees. Professional fees increased $78,057 to $376,832 for the six months ended June 30, 2008 from $298,775 for the six months ended June 30, 2007. The increase of $78,057 was due primarily to increases of $57,264 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services and $23,130 for legal and accounting fees, partially offset by decreases in other professional fees.

Other General and Administrative Expenses. Other general and administrative expenses increased $32,025 to $623,681 for the six months ended June 30, 2008 from $591,656 for the six months ended June 30, 2007. The increase of $32,025 resulted primarily from increases of $66,486 for bank service charges associated with new and recurring member transactions, $28,796 for computer and web repairs and maintenance costs, $24,027 for business travel and entertainment costs, $16,571 for printing and reproduction costs, $12,177 for health insurance and other related benefits, $11,628 for dues and subscription costs as well as increases in other miscellaneous general and administrative expenses, partially offset by decreases of $72,830 for supplies, $31,640 for postage and delivery costs and $23,335 for corporate filing fees.

Loss on the Extinguishment of Debt

Loss on the extinguishment of debt consists of the loss that we recognized in connection with our issuance of 240,000 shares of our common stock to a note holder in February 2008 in partial consideration for the extinguishment of debt. We recognized a loss on the extinguishment of debt of $30,000 during the six months ended June 30, 2008 in connection with the issuance of these shares. We did not recognize any such loss during the six months ended June 30, 2007. We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss increased $208,864 to $1,237,716 for the six months ended June 30, 2008, from $1,028,852 for the six months ended June 30, 2007. The increase of $208,864 was primarily the result of a decrease of $519,512 for revenue, and increases of $23,725 for selling and marketing expenses, $34,716 for employee compensation expense, $78,057 for professional fees, $32,026 for other general and administrative expenses and $30,000 for the loss on the extinguishment of debt, partially offset by a decrease of $523,546 for direct costs incurred in connection with the sale of our membership programs.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of August 11, 2008, we had cash and cash equivalents of approximately $615,000.

Net cash used by operating activities was $788,210 for the six months ended June 30, 2008 compared to $1,099,429 for the six months ended June 30, 2007. The $311,219 decrease in cash used by operating activities was due primarily to a decrease of $196,657 for accounts receivable and increases of $82,360 for equity-based compensation expense, $260,547 for deferred revenue and $30,000 for loss on the extinguishment of debt, partially offset by an increase of $208,864 for net loss.

We did not have any cash flows from investing activities for the six months ended June 30, 2008 or 2007.

Net cash provided by financing activities was $810,655 for the six months ended June 30, 2008. We did not have any cash flows from financing activities for the six months ended June 30, 2007. The $810,655 increase in cash provided by financing activities was due to increases of $597,415 for proceeds from the exercise of warrants, $183,240 for proceeds from the sale of common stock and warrants and $50,000 for proceeds from the issuance of debt, partially offset by an increase of $20,000 for payments on debt.

Our primary sources of capital over the past 12 months are set forth below.

In August 2007, we sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $540,000. We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 31, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering. The Class A warrant had an exercise price of $0.60 per share, was exercisable for a period of 30 days commencing on the date the registration statement was declared effective by the SEC, and expired at the end of the exercise period. The Class B warrant has an exercise price of $.80 per share, is exercisable until December 31, 2008, is callable by us if certain criteria are satisfied, and expires at the end of the exercise period.

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

In December 2007, we completed a private offering of 555,000 shares of our common stock, Class A warrants exercisable into 555,000 shares of our common stock, Class B warrants exercisable into 555,000 shares of our common stock, and Class C warrants exercisable into 555,000 shares of our common stock for aggregate cash consideration of $111,000. These securities were sold in units comprised of one share of our common stock, one Class A warrant, one Class B warrant and one Class C warrant. The units were sold at a purchase price of $0.20 per unit. We agreed to use our reasonable best efforts to file a registration statement with the

SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants, Class B warrants and Class C warrants issued in the offering. The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.22 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the date that is 90 calendar days after the effective date of the registration statement, were callable by us if certain criteria are satisfied, and expired at the end of the exercise period. The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the date that is 180 calendar days after the effective date of the registration statement, were callable by us if certain criteria are satisfied, and expired at the end of the exercise period. The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date a registration statement covering the public resale of the shares underlying the warrants is declared effective by the SEC and ending on the third anniversary of the effective date of the registration statement, and expire at the end of the exercise period.

In April 2008, we sold 500,000 shares of common stock and one Class A warrant exercisable into 500,000 shares of common stock to an accredited investor for aggregate gross proceeds of $75,000. The Class A warrants had an exercise price of $0.12 per share, were exercisable for a period commencing on the date of grant and ending on April 18, 2008, and expired at the end of the exercise period.

In June 2008, we completed a private offering of 675,000 shares of our common stock, Class A warrants exercisable into 675,000 shares of our common stock and Class B warrants exercisable into 675,000 shares of our common stock for aggregate cash consideration of $108,000. These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant at a purchase price of $0.16 per unit. We agreed to provide each investor with an opportunity to include all shares of common stock and all shares of common stock issued upon the exercise of the warrants in any registration statement that we file with the SEC for the purposes of a public offering of our securities (excluding registration statements on Forms S-4 or S-8). The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $0.20 per share, are exercisable during a period of 90 days beginning on the date of grant and expire at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date of grant and ending on December 31, 2008, and expire at the end of the exercise period.

In July 2008, we sold 3,000,000 shares of common stock and one Class A warrant exercisable into 3,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $750,000. The Class A warrants have an exercise price of $0.30 per share, are exercisable for a period commencing on the date of grant and ending on December 31, 2009, and expire at the end of the exercise period.

During the period beginning January 1, 2007 and ending June 30, 2008, we issued 5,413,250 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.12 and $0.40 per share for aggregate gross proceeds of $896,415.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures.

As of June 30, 2008, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In April 2008, we sold 500,000 shares of common stock and one Class A warrant exercisable into 500,000 shares of common stock to an accredited investor for aggregate gross proceeds of $75,000. The Class A warrants had an exercise price of $0.12 per share, were exercisable for a period commencing on the date of grant and ending on April 18, 2008, and expired at the end of the exercise period. We paid finder fees consisting of 75,000 shares of our common stock and a Class A warrant exercisable into 75,000 shares of our common stock in connection with this offering. These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In June 2008, we completed a private offering of 675,000 shares of our common stock, Class A warrants exercisable into 675,000 shares of our common stock and Class B warrants exercisable into 675,000 shares of our common stock for aggregate cash consideration of $108,000. These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant at a purchase price of $0.16 per unit. We agreed to provide each investor with an opportunity to include all shares of common stock and all shares of common stock issued upon the exercise of the warrants in any registration statement that we file with the SEC for the purposes of a public offering of our securities (excluding registration statements on Forms S-4 or S-8). The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $0.20 per share, are exercisable during a period of 90 days beginning on the date of grant, and expire at the end of the exercise period. The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date of grant and ending on December 31, 2008, and expire at the end of the exercise period. We paid finder fees consisting of 101,250 units identical to the units sold in the offering. These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: August 12, 2008	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended