Form 10-Q
period 2008-09-30
National Health Partners Inc
filed 2008-11-14
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 50,679,356 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on November 10, 2008.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)

Assets

Current assets:
Cash	$532,545	$32,206
Accounts receivable, net	—	21,257
Prepaid expense	331,756	182,228
Deposits	103,161	276,389
Other current assets	11,087	4,500

Total current assets	978,549	516,580

Property and equipment, net	41,270	69,550
Prepaid expense	908,773	117,702
Deposits	19,000	19,000

Total assets	$1,947,592	$722,832

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$63,109	$262,355
Refunds payable	8,036	—
Accrued expenses	6,384	39,984
Deferred revenue	84,895	17,338

Total current liabilities	162,424	319,677

Total liabilities	162,424	319,677

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,679,356 and 39,419,856 shares issued and outstanding on September 30, 2008 and December 31, 2007, respectively	50,679	39,420
Additional paid-in capital	25,239,374	22,174,891
Deferred compensation	(256,761)	(410,524)
Accumulated deficit	(23,248,124)	(21,400,632)

Total stockholders’ equity	1,785,168	403,155

Total liabilities and stockholders’ equity	$1,947,592	$722,832

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenue	$528,301	$1,026,477	$2,232,494	$3,250,182

Direct costs	170,881	812,647	872,290	2,037,603

Gross profit	357,420	213,830	1,360,204	1,212,579

Operating expenses:
Selling and marketing	47,203	59,627	182,178	170,877
General and administrative	920,910	1,138,569	2,996,479	3,069,339

Total operating expenses	968,113	1,198,196	3,178,657	3,240,216

Loss from operations	(610,693)	(984,366)	(1,818,453)	(2,027,637)

Other income (expense):
Interest income	918	949	961	15,368
Loss on extinguishment of debt	—	—	(30,000)	—

Total other income (expense)	918	949	(29,039)	15,368

Net loss	$(609,775)	$(983,417)	$(1,847,492)	$(2,012,269)

Loss per share — basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.06)

Weighted average number of shares outstanding — basic and diluted	50,188,595	33,657,367	45,597,184	31,155,082

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities

Net loss	$(1,847,492)	$(2,012,269)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	568,187	502,701
Options issued for services	205,664	43,087
Depreciation	28,280	57,079
Loss on extinguishment of debt	30,000	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	21,257	(9,662)
Decrease (increase) in deposits	173,228	(231,857)
Decrease in other current assets	(6,587)	(5,000)
(Decrease) increase in accounts payable and accrued expenses	(232,846)	165,022
Increase in refunds payable	8,036	—
Decrease (increase) in deferred revenue	67,557	(154,720)

Net cash used by operating activities	(984,716)	(1,645,619)

Cash flows from investing activities

Increase in assets held for resale	—	(55,000)

Net cash used by investing activities	—	(55,000)

Cash flows from financing activities

Proceeds from sale of stocks and warrants	933,340	540,000
Stock offering costs	(75,700)	(64,800)
Proceeds from exercise of warrants	597,415	70,000
Proceeds from issuance of note payable	50,000	—
Payments on note payable	(20,000)	—

Net cash provided by financing activities	1,485,055	545,200

Net increase (decrease) in cash	500,339	(1,155,419)
Cash at beginning of period	32,206	1,596,969

Cash at end of period	$532,545	$441,550

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for services	$1,360,200	$490,300
Stock options issued for services	$358,960	$596,760
Common stock issued for extinguishment of debt	$60,000	$—
Common stock issued for stock offering costs	$83,700	$27,000

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

Note 1.  Description of Business

National Health Partners, Inc. (the “Company”) was organized on March 10, 1989 as “Spectrum Vision Systems of Indiana, Inc.” under the laws of the State of Indiana.  The Company changed its name to “National Health Partners, Inc.” on March 13, 2001.

The Company sells membership programs that encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs and vision care through a national healthcare savings network called “CARExpress.”  The Company derives almost all of its revenue from the monthly membership fees it receives from its members.  It markets its programs through a direct sales force, brokers and agents, unions and associations, chambers of commerce, and a variety of other organizations.  The Company typically pays these organizations commissions on the sale price of the membership programs.  These organizations typically offer and sell the Company’s membership programs on a part-time basis and may engage in other related or unrelated business activities, including selling the products or services of the Company’s competitors.  The Company’s agreements with these organizations are generally for a term of one year and renew automatically for additional one-year terms unless written notice of termination is delivered by either party to the other at least 30 days prior to the then-current term.

The Company contracts with preferred provider organizations and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  The principal suppliers of the healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Outlook Vision, Integrated Health, Three Rivers and HealthFi.  The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its membership programs with the healthcare providers.  It typically pays a per member per month fee for use of the provider networks that is determined in part based on the number of providers participating in the network, the number of members accessing the network, and the particular products or services offered by the providers.  The Company’s agreements with the provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are non-exclusive and contain confidentiality provisions.

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

September 30, 2008

Note 2.  Basis of Presentation (Continued)

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results of operations for the three and nine months ended September 30, 2008, respectively, are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

As of September 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, have not changed materially.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

Note 3.  Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance therewith, the Company recognized stock compensation expense of $204,140 and $127,113 for the three months ended September 30, 2008 and 2007, respectively, and $568,187 and $545,788 for the nine months ended September 30, 2008 and 2007, respectively.

Note 4.  Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  An aggregate of 23,140,342 and 16,190,809 shares of common stock underlying options and warrants that were outstanding on September 30, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss as reported	$(609,775)	$(983,417)	$(1,847,492)	$(2,012,269)

Weighted average number of shares outstanding – basic and diluted	50,188,595	33,657,367	45,597,184	31,155,082
Loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.06)

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

Note 5.  Property and Equipment

Property and equipment consisted of the following at September 30, 2008:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(240,772)

Net property and equipment	$41,270

Depreciation expense was $8,047 and $18,546 for the three months ended September 30, 2008 and 2007, respectively, and $28,280 and $57,079 for the nine months ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008, the Company had a total of $122,161 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $27,459 was being held by PayTran Payment Systems, $19,000 was being held by the lessor of the Company’s office space and the remainder was being held by other entities.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2008	$43,440
2009	166,672
2010	70,060

$280,172

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2008	$277,563
2009	748,107
2010	56,315

$1,081,985

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

Note 8.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2008, 393,425 shares of common stock were available for issuance under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9.  2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2008, 300,000 shares of common stock were available for issuance under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10.  401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain IRS limitations.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $11,077 and $6,723 to the plan during the three months ended September 30, 2008 and 2007, respectively, and $26,600 and $18,161 to the plan during the nine months ended September 30, 2008 and 2007, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

Note 11.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at September 30, 2008 and 2007, respectively, of which 50,679,356 and 34,849,106 shares of common stock were outstanding at September 30, 2008 and 2007, respectively.  Warrants exercisable into an aggregate of 14,220,342 and 8,855,809 shares of the Company’s common stock were outstanding on September 30, 2008 and 2007, respectively.

The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model.  Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants that have been issued for services: a dividend yield of zero percent, an expected volatility of 282%, a risk-free interest rate of 3.5% and a remaining contractual term of two years.  The Company follows EITF 96-18 to recognize the fair value of warrants granted.  Under EITF 96-18, the fair value of the warrants should be recognized as the services are rendered.  The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

Non Capital-Raising Transactions

In January and February 2008, the Company issued an aggregate of 330,000 shares of common stock to three consultants pursuant to individual consulting agreements. The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $113,300, all of which was recognized as expense during the nine months ended September 30, 2008.

In February 2008, the Company issued 240,000 shares of common stock to the holder of a promissory note in partial consideration for the extinguishment of debt.  The shares were issued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $60,000, all of which was recognized as expense during the nine months ended September 30, 2008.

In April 2008, the Company issued an aggregate of 2,700,000 shares of common stock to consultants for marketing and advisory services pursuant to individual consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $1,246,900.  The Company recognized $108,118 and $157,689 of expense during the three and nine months ended September 30, 2008, respectively, in connection with the issuance of these shares.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

Note 11.  Common Stock and Warrants (Continued)

Capital-Raising Transactions

In February 2008, the Company completed a private offering of Class A warrants exercisable into 1,000,000 shares of common stock for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.12 per share, were exercisable until February 29, 2008, and expired at the end of the exercise period.

In February 2008, the Company sold one Class A warrant exercisable into 500,000 shares of common stock, one Class B warrant exercisable into 1,000,000 shares of common stock and one Class C warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100.  The Class A warrant had an exercise price of $0.20 per share, was exercisable until February 29, 2008, and expired at the end of the exercise period.  The Class B warrant had an exercise price of $0.30 per share, was exercisable until June 30, 2008, was callable by the Company if certain criteria were satisfied, and expired at the end of the exercise period.  The Class C warrant has an exercise price of $0.40 per share, is exercisable until December 31, 2008, is callable by the Company if certain criteria are satisfied, and expires at the end of the exercise period.

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

In June 2008, the Company completed a private offering of 675,000 shares of common stock, Class A warrants exercisable into 675,000 shares of common stock and Class B warrants exercisable into 675,000 shares of common stock for aggregate cash consideration of $108,000.  These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.16 per unit.  The Company paid finder fees consisting of 101,250 units identical to the units sold in the offering.  The Company agreed to provide each investor with an opportunity to include all shares of common stock and all shares of common stock issued upon the exercise of the warrants in any registration statement that the Company files with the SEC for the purposes of a public offering of the Company’s securities (excluding registration statements on Forms S-4 or S-8).  The Class A warrants were initially exercisable into one share of common stock at an exercise price of $0.20 per share, were

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

Note 11.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

exercisable during a period of 90 days beginning on the date of grant, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date of grant and ending on December 31, 2008, and expire at the end of the exercise period.

In July 2008, the Company sold 3,000,000 shares of common stock and one Class A warrant exercisable into 3,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $750,000.  The Company paid finder fees consisting of 225,000 shares of common stock and a Class A warrant exercisable into 225,000 shares of common stock and cash consideration of $56,250 in connection with this offering.  The Class A warrants have an exercise price of $0.30 per share, are exercisable for a period commencing on the date of grant and ending on December 31, 2009, and expire at the end of the exercise period.

In July 2008, the Company completed a private offering of Class A warrants exercisable into 1,000,000 shares of common stock for aggregate gross proceeds of $100.  The Class A warrants have an exercise price of $0.20 per share, are exercisable until December 31, 2008, and expire at the end of the exercise period.

During the nine months ended September 30, 2008, the Company received aggregate gross proceeds of $597,415 from the exercise of warrants held by the Company’s security holders.  The Company issued a total of 3,463,250 shares of its common stock in connection therewith at exercise prices ranging between $0.12 and $0.40 per share.

Note 12.  Stock Options

Stock options exercisable into an aggregate of 8,920,000 and 7,335,000 shares of the Company’s common stock were outstanding on September 30, 2008 and 2007, respectively, of which 6,487,500 and 6,230,000 shares were vested, respectively.  No options were exercised during the nine months ended September 30, 2008 and 2007, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 241% and 282%, a risk-free interest rate of between 3.5% and 5% and a remaining contractual life of between 9.15 and 9.95 years.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

Note 12.  Stock Options (Continued)

In January 2008, the Company issued a stock option to a new employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.23 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $22,997 on the date of grant.  The Company recognized $1,432 and $3,935 of expense during the three and nine months ended September 30, 2008, respectively, in connection with the issuance of this option.

In March 2008, the Company issued a stock option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 400,000 shares of common stock.  Each option has an exercise price of $0.28 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The options have a term of 10 years and had an aggregate value of $335,962 on the date of grant.  The Company recognized a total of $20,926 and $62,777 of expense during the three and nine months ended September 30, 2008, respectively, in connection with the issuance of these options.

Note 13.  Related-Party Transactions

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” the “registrant” “we,” “us” or “our” and similar terms in this report refer to National Health Partners, Inc. and its subsidiaries.

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

Operational Metrics

Our revenue consists almost exclusively of recurring monthly membership fees that we receive from members of our membership programs.  Our members pay us membership fees each month for the duration of their membership.  The average membership fee per member per month that we receive for our CARExpressTM health discount programs is approximately $35.  Approximately 95% of the CARExpressTM health discount programs that we have sold to our current members consist of our Comprehensive Care Program which is currently sold at a monthly retail price of $39.95.  The remaining CARExpressTM health discount programs that we have sold to our current members consist of a mix of our less expensive programs.  We do not have similar data available for our CARExpressTM Plus membership programs as we have sold only a limited number of these programs since first offering them to the public in 2007.

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

 Financial Results and Outlook

Our strategy is to continue to expand our position as a provider of unique discount healthcare membership programs.  We have implemented several strategic growth initiatives during the past 12 months through which we achieved new contracts and strategic partnerships with a number of organizations, the most profound of which involved a shift in our sales strategy from sales through marketing companies to sales through employers and “affinity groups.”  An “affinity group” is a group of people who share interests, issues, and a common bond or background, and offer support for each other.  Examples of the types of affinity groups that we are working with include unions, associations, chambers of commerce and small business networks.  These organizations typically have a large number of members and thus, each one provides us with the opportunity to obtain a large number of sales.  In addition, it is far less costly for us to sell our CARExpressTM programs through these organizations than it is for us to engage in expensive, nation-wide marketing and advertising campaigns through marketing companies, and the members that we obtain through these sources tend to remain members for a much longer period of time.

We experienced a decrease in revenue for the three- and nine-month periods ended September 30, 2008 compared to the corresponding periods in 2007 as a result of the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  However, the shift in our sales strategy, coupled with other cost-cutting initiatives that we implemented over the past few quarters in response to deteriorating economic conditions, have resulted in substantially lower direct costs and lower operating expenses.  As a result, our gross profit and gross profit margins for the three- and nine-month periods ended September 30, 2008 were substantially higher than our gross profit and gross profit margins for the corresponding periods in 2007.  Similarly, our net losses and net losses per share for the three- and nine-month periods ended September 30, 2008 were substantially lower than our net losses and net losses per share for the corresponding periods in 2007.  The shift in our sales strategy and the implementation of cost-cutting initiatives also resulted in a substantial decrease in net cash used by operating activities during the nine-month period ended September 30, 2008 compared to the corresponding period in 2007.

We generated revenue of $528,301 and $2,232,494 for the three- and nine-month periods ended September 30, 2008, respectively, compared to revenue of $1,026,477 and $3,250,182 for the three- and nine-month periods ended September 30, 2007, respectively.  We achieved a gross profit of $357,420 and gross profit percentage of 68% for the three-month period ended September 30, 2008, compared to a gross profit of $213,830 and gross profit margin of 21% for the three-month period ended September 30, 2007.  We generated a gross profit of $1,360,204 and gross profit percentage of 61% for the nine-month period ended September 30, 2008, compared to a gross profit of $1,212,579 and gross profit margin of 37% for the nine-month period ended September 30, 2007.  We achieved a net loss of $(609,775), or $(0.01) per share, for the three-month period ended September 30, 2008, compared to a net loss of $(983,417), or $(0.03) per share, for the corresponding period in 2007.  We achieved a net loss of $(1,847,492), or $(0.04) per share, for the nine-month period ended September 30, 2008, compared to a net loss of $(2,012,269), or $(0.06) per share, for the corresponding period in 2007.  Net cash used by operating activities decreased to $(196,506) and $(984,716) for the three- and nine-month periods ended September 30, 2008 from $(546,190) and $(1,645,619) for the three- and nine-month periods ended September 30, 2007.

We expect to generate future revenue and members primarily through sales of our CARExpressTM health discount programs and our CARExpressTM Plus membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and various marketing and advertising campaigns.  We have entered into agreements with several affinity groups through which we are generating sales of our CARExpressTM membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpressTM membership programs.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and proceeds from the issuance of debt and equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase for the foreseeable future.  We also expect our retention rates to improve over the next 12 months as we obtain additional information regarding member demographics and target our marketing and advertising campaigns towards prospective members and member groups that are most suitable for our membership programs.  As a result, we expect to begin generating positive cash flows from operating activities and a net profit from operations during 2009 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining the new members we are generating.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months or that we will begin generating positive cash flows from operating activities or a net profit from operations during 2009.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 under the caption “Item 6.  Management’s Discussion and Analysis – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein, as updated by our Notes to Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2008.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 under the caption “Item 6.  Management’s Discussion and Analysis – Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements included therein.

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $498,176 to $528,301 for the three months ended September 30, 2008 from $1,026,477 for the three months ended September 30, 2007.  The decrease of $498,176 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 20% of the revenue that we generated during the three months ended September 30, 2008 was derived from sales of our membership programs to first-time members, compared to approximately 65% during the corresponding period in 2007.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $641,766 to $170,881 for the three months ended September 30, 2008, from $812,647 for the three months ended September 30, 2007.  The decrease of $641,766 was due to decreases of $557,901 for sales commissions and $83,865 for PPO and network provider costs resulting from the decrease in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider networks costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $12,424 to $47,203 for the three months ended September 30, 2008, from $59,627 for the three months ended September 30, 2007.  The decrease of $12,424 was due primarily to decreases of $31,259 for marketing programs and $8,946 for website amortization, partially offset by an increase of $27,922 for salaries and other compensation paid to employees selling and marketing our membership programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense increased $51,662 to $542,594 for the three months ended September 30, 2008, from $490,932 for the three months ended September 30, 2007.  The increase of $51,662 was due primarily to increases of $13,552 for restricted stock expense and $46,827 for stock option expense, partially offset by decreases in other employee compensation expenses.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $62,898 to $183,608 for the three months ended September 30, 2008 from $120,710 for the three months ended September 30, 2007.  The increase of $62,898 was due primarily to an increase of $78,316 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, partially offset by a decrease of $15,317 for legal fees and consulting fees as well as decreases in other professional fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $332,219 to $194,708 for the three months ended September 30, 2008 from $526,927 for the three months ended September 30, 2007.  The decrease of $332,219 resulted primarily from decreases of $184,672 for bank service charges associated with new and recurring member transactions, $59,535 for office supplies expense, $32,312 for postage and delivery costs, $30,563 for printing and production costs, $23,198 for business travel and entertainment costs, and $11,446 for computer and web repair and maintenance costs, partially offset by increases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $373,642 to $609,775 for the three months ended September 30, 2008, from $983,417 for the three months ended September 30, 2007.  The decrease of $373,642 was primarily due to decreases of $641,766 for direct costs incurred in connection with the sale of our membership programs and $332,219 for other general and administrative expenses, partially offset by a decrease of $498,176 in revenue and increases of $62,898 for professional fees and $51,662 for employee compensation expense.  We expect to begin generating a net profit from operations during 2009 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007

Revenue

Revenue decreased $1,017,688 to $2,232,494 for the nine months ended September 30, 2008 from $3,250,182 for the nine months ended September 30, 2007.  The decrease of $1,017,688 resulted primarily from a decrease in sales of our CARExpressTM membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 35% of the revenue that we generated during the nine months ended September 30, 2008 was derived from sales of our membership programs to first-time members, compared to approximately 80% during the corresponding period in 2007.  The remainder of the revenue that we generated during these periods was derived from existing members.

Direct Costs

Direct costs decreased $1,165,313 to $872,290 for the nine months ended September 30, 2008, from $2,037,603 for the nine months ended September 30, 2007.  The decrease of $1,165,313 was due to decreases of $1,119,118 for sales commissions and $46,195 for PPO and network provider costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $11,301 to $182,178 for the nine months ended September 30, 2008, from $170,877 for the nine months ended September 30, 2007.  The increase of $11,301 was due primarily to an increase of $64,475 for salaries and other compensation paid to employees selling and marketing our membership programs, partially offset by decreases of $27,057 for marketing and advertising programs and $26,477 for depreciation and amortization expense allocated to our selling and marketing activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense increased $74,939 to $1,617,649 for the nine months ended September 30, 2008, from $1,542,710 for the nine months ended September 30, 2007.  The increase of $74,939 was due primarily to an increase of $141,557 for stock option expense as well as increases in other employee compensation expenses, partially offset by decreases of $60,015 for restricted stock expense and $18,539 for salaries paid.

Professional Fees.  Professional fees increased $140,956 to $560,440 for the nine months ended September 30, 2008 from $419,484 for the nine months ended September 30, 2007.  The increase of $140,956 was due primarily to increases of $135,580 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.

Other General and Administrative Expenses.  Other general and administrative expenses decreased $288,755 to $818,390 for the nine months ended September 30, 2008 from $1,107,145 for the nine months ended September 30, 2007.  The decrease of $288,755 resulted primarily from decreases of $118,186 for bank service charges associated with new and recurring member transactions, $132,365 for office supplies expense, $63,952 for postage and delivery costs, and $21,619 for corporate filing fees, partially offset by increases of $17,350 for computer and web repair and maintenance costs, $16,153 for various types of insurance, $10,171 for dues and subscriptions and increases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Loss on the Extinguishment of Debt

Loss on the extinguishment of debt consists of the loss that we recognized in connection with our issuance of 240,000 shares of our common stock to a note holder in February 2008 in partial consideration for the extinguishment of debt.  We recognized a loss on the extinguishment of debt of $30,000 during the nine months ended September 30, 2008 in connection with the issuance of these shares.  We did not recognize any such loss during the nine months ended September 30, 2007.  We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $164,777 to $1,847,492 for the nine months ended September 30, 2008, from $2,012,269 for the nine months ended September 30, 2007.  The decrease of $164,777 was primarily due to decreases of $1,165,313 for direct costs incurred in connection with the sale of our membership programs and $288,755 in other general and administrative expenses, partially offset by a decrease of $1,017,688 in revenue and increases of $140,956 for professional fees, $74,939 for employee compensation expense and $30,000 for the loss on the extinguishment of debt.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of October 28, 2008, we had cash and cash equivalents of approximately $473,500.

Net cash used by operating activities was $984,716 for the nine months ended September 30, 2008 compared to $1,645,619 for the nine months ended September 30, 2007.  The $660,903 decrease in cash used by operating activities was due primarily to decreases of $164,777 for net loss, $405,085 for deposits, $222,277 for deferred revenue and $30,919 for accounts receivable, and increases of $228,063 for equity-based compensation expense and $30,000 for loss on the extinguishment of debt.  This was partially offset by decreases of $397,868 for accounts payable and accrued expenses and $28,799 for depreciation expense.

We did not have any cash flows from investing activities for the nine months ended September 30, 2008.  Net cash used by investing activities was $55,000 for the nine months ended September 30, 2007.  The $55,000 decrease in cash used by investing activities was due to a decrease in assets held for resale.

Net cash provided by financing activities was $1,485,055 for the nine months ended September 30, 2008 compared to $545,200 for the nine months ended September 30, 2007.  The $939,855 increase in cash provided by financing activities was due to increases of $527,415 for proceeds from the exercise of warrants, $382,440 for proceeds from the sale of common stock and warrants and $50,000 for proceeds from the issuance of debt, partially offset by an increase of $20,000 for payments on debt.

Our primary sources of capital over the past 12 months are set forth below.

In November 2007, we completed a private offering of 500,000 shares of our common stock, Class A warrants exercisable into 500,000 shares of our common stock and Class B warrants exercisable into 500,000 shares of our common stock for aggregate cash consideration of $150,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.30 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that was 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.40 per share, are exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on December 31, 2008, and expire at the end of the exercise period.

In November 2007, we completed a private offering of 1,240,000 shares of our common stock, Class A warrants exercisable into 1,240,000 shares of our common stock, and Class B warrants exercisable into 1,240,000 shares of our common stock for aggregate cash consideration of $310,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant.  The units were sold at a purchase price of $0.25 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants and Class B warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the later of January 31, 2008 or the date that was 30 calendar days after the effective date of the registration statement, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.40 per share, are exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on December 31, 2008, and expire at the end of the exercise period.

In December 2007, we completed a private offering of 555,000 shares of our common stock, Class A warrants exercisable into 555,000 shares of our common stock, Class B warrants exercisable into 555,000 shares of our common stock, and Class C warrants exercisable into 555,000 shares of our common stock for aggregate cash consideration of $111,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant, one Class B warrant and one Class C warrant.  The units were sold at a purchase price of $0.20 per unit.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by December 15, 2007 to register all of the shares of our common stock issued in the offering and all of the shares of our common stock underlying the Class A warrants, Class B warrants and Class C warrants issued in the offering.  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.22 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the date that was 90 calendar days after the effective date of the registration statement, were callable by us if certain criteria are satisfied, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of our common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the date that was 180 calendar days after the effective date of the registration statement, were callable by us if certain criteria are satisfied, and expired at the end of the exercise period.  The Class C warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date the registration statement covering the public resale of the shares underlying the warrants was declared effective by the SEC and ending on the third anniversary of the effective date of the registration statement, and expire at the end of the exercise period.

In April 2008, we sold 500,000 shares of common stock and one Class A warrant exercisable into 500,000 shares of common stock to an accredited investor for aggregate gross proceeds of $75,000. The Class A warrant had an exercise price of $0.12 per share, was exercisable for a period commencing on the date of grant and ending on April 18, 2008, and expired at the end of the exercise period.

In June 2008, we completed a private offering of 675,000 shares of our common stock, Class A warrants exercisable into 675,000 shares of our common stock and Class B warrants exercisable into 675,000 shares of our common stock for aggregate cash consideration of $108,000.  These securities were sold in units comprised of one share of our common stock, one Class A warrant and one Class B warrant at a purchase price of $0.16 per unit.  We agreed to provide each investor with an opportunity to include all shares of common stock and all shares of common stock issued upon the exercise of the warrants in any registration statement that we file with the SEC for the purposes of a public offering of our securities (excluding registration statements on Forms S-4 or S-8).  The Class A warrants were initially exercisable into one share of our common stock at an exercise price of $0.20 per share, were exercisable during a period of 90 days beginning on the date of grant, and expired at the end of the exercise period.  The Class B warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date of grant and ending on December 31, 2008, and expire at the end of the exercise period.

In July 2008, we sold 3,000,000 shares of our common stock and Class A warrants exercisable into 3,000,000 shares of our common stock to an accredited investor for aggregate cash consideration of $750,000.  These securities were sold in units comprised of one share of our common stock, and one Class A warrant at a purchase price of $0.25 per unit.  The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date of grant and ending on December 31, 2009, and expire at the end of the exercise period.

During the period beginning January 1, 2007 and ending September 30, 2008, we issued 3,603,250 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.12 and $0.40 per share for aggregate gross proceeds of $667,415.

To date, our capital needs have been met primarily through sales of our equity and debt securities and proceeds received upon the exercise of warrants held by our security holders.   We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of September 30, 2008, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In July 2008, we sold 3,000,000 shares of our common stock and Class A warrants exercisable into 3,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $750,000.  These securities were sold in units comprised of one share of our common stock and one Class A warrant at a purchase price of $0.25 per unit.  The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $0.30 per share, are exercisable during a period beginning on the date of grant and ending on December 31, 2009, and expire at the end of the exercise period.  We paid finder fees consisting of cash consideration of $56,250 and 225,000 units identical to the units sold in the offering.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In July 2008, we sold a Class A warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100.  The Class A warrant has an exercise price of $0.20 per share, is exercisable until December 31, 2008, and expires at the end of the exercise period.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

NATIONAL HEALTH PARTNERS, INC.

Date: November 14, 2008	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended