Form 10-K
period 2008-12-31
National Health Partners Inc
filed 2009-03-25
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:  December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                    to                     .

Commission File Number:  000-51731

NATIONAL HEALTH PARTNERS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Indiana	04-3786176
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Gibraltar Road, Suite 107 Horsham, PA	19044
(Address of Principal Executive Offices)	(Zip Code)

(215) 682-7114

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

                The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2008, was $10,528,662.

                As of March 19, 2009, 53,186,281 shares of the registrant’s common stock were outstanding.

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

•                  our dependence on a single insurance company for the insurance benefits offered as part of our CARExpress Plus™ programs;

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 1.  Business.

Overview

National Health Partners, Inc. is a national healthcare membership organization that was formed to address the need for affordable healthcare nationwide.  We create, market and sell membership programs targeted toward underserved markets in the healthcare industry through a national healthcare savings network called CARExpress™.  CARExpress™ is a network of over 1,000,000 participating hospitals, doctors, dentists, pharmacists and other healthcare providers that have agreed to render their services and products to our members at discounted prices.  CARExpress™ enables our members to engage in point-of-service transactions directly with participating healthcare providers and pay discounted prices.

Background

We were incorporated in Indiana on March 10, 1989 as “Spectrum Vision Systems of Indiana, Inc.”  In 2001, we changed our name to “National Health Partners, Inc.” and entered the health discount membership industry to address the need for affordable healthcare nationwide.  From 2001 to 2004, we engaged in limited operations due to our lack of available capital.  During that time, our employees performed relatively limited duties and our operations were focused almost exclusively on building CARExpress™.  In early 2004, we took a number of steps to increase our business and generate revenue, including raising capital through private placements of our equity securities and marketing our membership programs to the public through mail, print ad, television and internet campaigns.  We also moved into a larger facility that provides us with 17 offices, a fully equipped state-of-the-art computer and telecommunications room, and the capacity to expand our customer service base to approximately 80 customer service representatives.  Since 2004, we have actively pursued opportunities to sell our membership programs.  During this period, we engaged in our first test marketing campaign and entered into agreements with several marketing and distribution partners to market and sell our membership programs.  During 2007, we completed the development of our CARExpress Plus™ programs and have been actively marketing and selling these programs to the public.

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

Healthcare Industry

The U.S. Department of Commerce estimates that 15.3% of all Americans, or 45.7 million individuals, were without health insurance coverage in 2006.  The Kaiser Commission estimates that the number of people who are underinsured increased 60% between 2003 and 2007.  According to the National Coalition on Healthcare (the “NHC”), the primary reason for this increase is that rapidly rising health insurance premiums have caused many employers to reduce or discontinue health insurance coverage.  The NHC stated that health care spending in the United States reached $2.4 trillion in 2008 and is expected to reach $4.3 trillion by 2016.  The NHC also stated that the average cost of family coverage is now nearly $12,700 per year, including worker contributions of nearly $3,400.

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

We believe market demand is significant for any product that can accomplish one or more of the following:

•                  provide a low-cost alternative to health insurance for the millions of Americans who have either no insurance or only catastrophic insurance coverage;

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

Our CARExpress™ Healthcare Solution

Overview

We offer membership programs to uninsured and underinsured people through a national healthcare savings network called “CARExpress™”.  We designed our programs in response to the growing number of people who can no longer obtain adequate health insurance.  Our programs provide a lower-cost alternative to individuals who are seeking to reduce their out-of-pocket healthcare costs not covered by insurance or who are unable to obtain healthcare insurance due to their medical history, age or occupation.  Acceptance into our health programs is unrestricted and our programs may be utilized by the member’s entire household.

Our CARExpress™ Membership Programs

We have designed membership programs that range from our traditional health discount programs that provide access to networks of providers that have agreed to provide our members with a reduced rate for services, to membership programs that include limited liability insurance benefits.  We currently offer two families of CARExpress™ membership programs to our members: (i) our CARExpress™ health discount programs, and (ii) our CARExpress Plus™ membership programs.

Our CARExpress™ health discount programs encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic services, alternative care, 24-hour nurseline, medical supplies and equipment, and long-term care facilities which include skilled nursing facilities, assisted living facilities, respite care and home health care.  We provide our members with access to over 1,000,000 healthcare providers through our agreements with CareMark, Aetna, Optum, Outlook Vision, Integrated Health, Three Rivers, International Med-Care and HealthFi International, which are some of the largest and most prestigious national medical networks in the country.

Our CARExpress™ health discount programs are not insurance. There is no undertaking by us to pay a portion of any fee for services or prescriptions purchased using our CARExpress™ membership cards.  Rather, our health discount programs provide consumers with access to healthcare providers who, through their affiliations with PPOs, have agreed in advance to honor our membership cards and accept the discounted fees set by the PPOs.  Our health discount programs require members to pay the provider at the time of service, thereby eliminating the need to file any insurance claims.  Our members simply present their membership card to the participating provider at the time of the service to receive the discounted price.

Our CARExpress Plus™ programs are membership programs comprised of our CARExpress™ health discount programs and limited liability insurance benefits underwritten by The United States Life Insurance Company in the City of New York, a member company of

American International Group, Inc.  Examples of the limited liability insurance benefits included in these programs are accidental death and dismemberment coverage (“AD&D”), accident medical expense coverage (“AME”), accident disability coverage, a daily hospital and intensive care unit (“ICU”) benefit, doctor visit benefits, inpatient/outpatient surgical visit benefits, as well as emergency room and ambulance benefits.  With CARExpress Plus™, our health discount programs provide our members with a “point of service” discount on their healthcare expenses at the time of service.  Then, the limited liability insurance benefits reimburse our members for some, if not all, of the remaining portion of their healthcare expenses.

We believe that millions of Americans can benefit in some manner from joining CARExpress™, whether they have health insurance or not.  We believe that our membership programs are most attractive to the following people and organizations:

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

Upon enrollment, new members receive a membership kit that includes their CARExpress™ membership card(s) along with instructions on how to use the programs purchased and how to access providers in their area.  Except with respect to hospitals, members select a participating provider, make an appointment with the provider, present their membership card to the provider at the time of service and receive their discount at the time of service.  The provider may verify an individual’s membership status by calling a phone number imprinted on the membership card or reviewing electronic files that we have submitted to the provider.  There are no claim forms or bills to be processed.

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

In the event a member purchases one of our CARExpress Plus™ programs, the process is similar.  The member presents his or her CARExpress™ membership card at any of the one million participating providers nationwide to receive their discount in the manner specified above.  After they have received their discount, the member contacts our in-house customer service staff to request a claim form.  We provide a claim form to the member that the member completes and submits directly to the insurance company.  Reimbursement is made directly to the member by the insurance company in accordance with the benefits schedule of their plan.

Benefits of Using CARExpress™

Our membership programs provide benefits to our members, unions, associations and businesses, and healthcare providers and provider networks.

Benefits to Members.  Our membership programs are attractive to our members because our programs provide them with access to a variety of healthcare products and services at discounted prices and, in the case of our CARExpress Plus™ programs, reimbursement for some, if not all, of the remaining portion of their healthcare expenses.  Membership in our membership programs is unrestricted and provides benefits to individuals who, because of their medical history, age, occupation or financial condition, are unable to obtain traditional health insurance. Our membership programs cover each person in the member’s household and can be used as often as they wish.

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

Key elements of our strategy are as follows:

Continue to Develop Unique Healthcare Programs For Broad Markets.  Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups.  By varying the features of our programs, including discounts (medical, consumer and business services) and limited liability insurance benefits, we are able to meet the product and pricing needs of a broad market.  We anticipate that this will allow us to capture a larger share of the healthcare market through existing marketing channels and through establishment of new client relationships.  We intend to continue developing programs for affinity groups, such as unions, small businesses, trade associations and charitable organizations, and intend to enhance our program offerings by combining variations of our current programs with such other healthcare-related programs as health savings accounts and health reimbursement arrangements.

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

Customers

Our primary target customer group is comprised of the 46 million Americans who have no health insurance of any kind.  This group includes self-employed individuals and part-time or temporary employees, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons. Our secondary target customer group is comprised of Americans who lack complete health insurance coverage. This group includes people with gaps in their insurance coverage, employees paying large deductibles or premiums, and employees who do not receive adequate insurance coverage through their employers. It also includes people who are underinsured because of restrictions or provisions in their managed care plans, such as limited coverage, high deductibles or co-insurance limits, people who have been turned down for insurance coverage for a medical procedure due to a pre-existing condition clause, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons.

Our CARExpress™ Membership Programs

We have designed two distinct groups of membership programs that we currently offer to our members: (i) our CARExpress™ health discount programs, and (ii) our CARExpress Plus™ membership programs.  Our CARExpress™ health discount programs enable our members to engage in point-of-service transactions directly with participating healthcare providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds.  Our CARExpress Plus™ programs are comprised of variations of our comprehensive CARExpress™ health discount program and limited liability insurance benefits underwritten by The United States Life Insurance Company in the City of New York, a member company of American International Group, Inc.  With CARExpress Plus™, our health discount programs provide our members with a point-of-service discount on their medical expenses at the time of service.  Then, the limited liability insurance benefits reimburse our members for some, if not all, of the remaining portion of their medical expenses.

CARExpress™ Health Discount Programs

We sell our CARExpress™ health discount programs directly and indirectly through a variety of marketing and distribution partners.  Our programs typically range in price from $9.95 to $39.95 per month, depending upon the program selected. We also offer features to encourage potential members to try out our CARExpress™ health discount programs, including refund guarantees and “trial” periods of free or discounted membership.  Healthcare products and services are bundled, priced and marketed using relationship marketing strategies or direct marketing to target the profiled needs of our customers. The discounted prices paid by our members typically range from 10% to 50% off providers’ usual and customary fees.  These discounts are designed to save the individual substantially more than the cost of the program itself.

We currently offer six standard CARExpress™ health discount programs that provide benefits that range from prescription drug and vision care to comprehensive physician, hospital, vision, dental and other care.  A description of each of our six standard programs is provided below.

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

Tiered Pharmacy Discount Program.  This program is designed to provide members with access to discounts on brand name and generic prescription drugs and features a formulary that organizes both brand name and generic prescription drugs into four pricing tiers.  Tiers 1, 2 and 3 includes all brand and generic drugs that have a maximum allowable cost of up to $10, $20 and $40, respectively.  Tier 4 consists of all brand and generic drugs above $40.  This program is offered as a stand alone program as well as an add-on program to our existing CARExpress™ health discount programs and CARExpress Plus™ membership programs.  The monthly retail price for this program is $19.95 per household.

CARExpress Plus™ Membership Programs

We sell our CARExpress™ health discount programs in combination with limited liability insurance benefits underwritten by The United States Life Insurance Company in the City of New York, a member company of American International Group, Inc., as part of our CARExpress Plus™ membership programs.  Limited insurance benefit policies are less expensive than traditional comprehensive healthcare insurance and do not require the member to undergo any medical underwriting.  As a result, they are generally available to everyone, regardless of their health conditions.  The policies usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred healthcare costs.  These policies pay a certain amount for designated healthcare services.  For instance, a member could choose a program entitling him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days in a calendar year.

Our CARExpress Plus™ programs typically range in price from $99 to $498 per month, depending upon the program selected. We market these programs directly and indirectly through insurance companies and independent third parties.  Our CARExpress Plus™ programs provide an innovative and affordable solution to individuals who previously could not afford a comprehensive medical plan.  These programs are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular member base.

We currently offer three standard CARExpress Plus™ programs.  A description of each of these programs is provided below.

CARExpress Plus™ Platinum Program.  This program is our premium CARExpress Plus™ program.  It is comprised of a variation of our CARExpress™ Comprehensive Care Program that includes on-line physician and psychologist services, and limited liability insurance benefits consisting of AD&D coverage of $50,000, AME coverage of $2,500, accident disability coverage of $400 per month for up to 12 months, a daily hospital benefit of $1,000 for up to 180 days, a daily ICU benefit of $1,000 for up to 14 days, $75 for up to eight doctor visits, inpatient/outpatient surgical visits of up to $20,000 per year, $100 for emergency room visits for up to three visits per person per year and $100 for ambulance services for up to three times per person per year.  The monthly retail price for this membership program is $228 for an individual and $498 for a family.

CARExpress Plus™ Gold Program.  This program is our mid-level CARExpress Plus™ program.  It is comprised of a variation of our CARExpress™ Comprehensive Care Program that includes on-line physician services, and limited liability insurance benefits consisting of AD&D coverage of $25,000, AME coverage of $2,500, accident disability coverage of $400 per month for up to 12 months, a daily hospital benefit of $500 for up to 180 days, a daily ICU benefit of $500 for up to 14 days, $50 for up to six doctor visits, inpatient/outpatient surgical visits of up to $20,000 per year, $75 for emergency room visits for up to three visits per person per year and $100 for ambulance services for up to three times per person per year.  The monthly retail price for this membership program is $137 for an individual and $285 for a family.

CARExpress Plus™ Silver Program.  This program is our low-cost entry CARExpress Plus™ program.  It is comprised of our CARExpress™ Comprehensive Care Program and limited liability insurance benefits consisting of AD&D coverage of $10,000, AME coverage of $1,000, a daily hospital benefit of $250 for up to 180 days, a daily ICU benefit of $250 for up to 14 days, $50 for up to five doctor’s visits, inpatient/outpatient surgical visits of up to $20,000 per year, $50 for emergency room visits for up to three visits per person per year and $100 for ambulance services for up to three times per person per year.  The monthly retail price for this membership program is $99 for an individual and $225 for a family.

Healthcare Providers

                We do not contract directly with any of the physicians, dentists, hearing care specialists, eye care specialists or other healthcare providers that participate in our CARExpress™ health savings network.  Instead, we contract with PPOs or their affiliates and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  We select and utilize only those provider networks that we believe can deliver adequate savings to our members while providing adequate support for our membership programs with the healthcare providers.  We typically pay a per member per month fee for use of a provider network that is determined in part based on the number of providers participating in the network, the number of our members accessing the network, and the particular products and services utilized by our members.  We only pay fees for those members authorized to utilize the network.  The agreements through which we have contracted for access to the PPO or other provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are not exclusive as it is not customary in the health membership industry for PPOs to agree to work exclusively with a single healthcare savings organization, and most contain provisions maintaining the confidentiality of the terms of the agreement.

                The principal suppliers of the over 1,000,000 healthcare providers that comprise CARExpress™ are CareMark, Aetna, Optum, Outlook Vision, Integrated Health, Three Rivers and HealthFi.  Under our various agreements with these PPOs or their respective affiliates, our members are provided with access to their network of healthcare providers in varying combinations of specialties and at varying discounts from the scheduled prices for covered products and services.  Although we have arrangements in place with several secondary networks, these PPOs currently supply the provider commitments for almost all of our members.  If we lose our arrangement with any of these PPOs for any reason, we would attempt to establish a primary relationship with one of our secondary suppliers.  If we are unable to replace the lost arrangement with a similar arrangement with another provider network, however, our business may be adversely affected.

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

Marketing and Distribution

We market our membership programs directly to individual consumers through our direct sales force, television, radio, newspapers, magazines and the Internet.  We also market and support our membership programs through our CARExpress™ Web site at www.carexpresshealth.com.  Our CARExpress™ Web site enables consumers to review our membership programs, our healthcare providers and their locations, the products and services available through our healthcare providers, and the discounts and special promotions available to members for their products and services.  Consumers can also purchase our membership programs through our CARExpress™ Web site by filling out an application online.  Direct sales to consumers provide us with higher long-term margins on sales because we do not have to pay commissions to any intermediary organization.  In addition, the advertising and marketing campaigns that we engage in to target consumers provide us with increased market awareness and support for the brokers, agents, small businesses, unions and associations comprising our other marketing and distribution channels.

                We also market our membership programs indirectly through brokers and agents, small businesses and trade associations, unions and associations, and marketing companies.

                Brokers and Agents.  We sell our membership programs through licensed insurance brokers and agents by entering into commission-sharing arrangements with them under which they market and sell our membership programs to individual consumers through large employer groups, life insurance companies and associations.  Our membership programs are not competitive with the insurance products they sell, but instead are complementary program offerings.  Brokers and agents typically offer our membership programs as a complementary value-added program to the traditional insurance products that they sell.  We estimate that a total of between 250 and 300 such brokers and agents currently market our membership programs to prospective customers.  The brokers and agents that we utilize typically offer and sell our membership programs on a part-time basis and may engage in other related or unrelated business activities, including selling the products or services of our competitors.  Most of the prospective customers to whom brokers and agents market our programs are current clients of the brokers and agents who have purchased products or services through the brokers and agents in the past.  The other prospective customers are new clients that the brokers and agents have identified through their own efforts.

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

Customer Service, Training and Support

                We believe that providing superior customer support is critical to our business.  Currently, we maintain an in-house customer service center at our corporate headquarters in Horsham, Pennsylvania, where we employ full-time customer service representatives and utilize the services of temporary customer service representatives on an as-needed basis.  Our customer service center is available to members and may be accessed via e-mail or toll-free numbers, Monday through Friday, from 8:00 a.m. to 11:00 p.m. Eastern Standard Time.  We also utilize an outside call center for after-hours calls so that we are able to provide full 24-hour toll-free coverage for our members.  Our customer service center provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone and e-mail.  Our customer service center staff delivers education, training and pre-sales support to our members, employers and other sponsoring organizations, and healthcare providers and provider networks.  We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products.  Our customer service staff is responsible for handling general customer inquires, answering questions about the ordering process, updating and maintaining customer account information, investigating the status of orders and payments, as well as processing customer orders.  In addition, our customer service staff proactively updates customers on a variety of topics, including release dates of new products and updates to existing products.

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

Technology

     We have made substantial investments in our proprietary technology and management information systems.  We have a state-of-the-art telecommunication network and computer system for our executive officers and customer service staff. Our management information systems were designed in-house and are used in most aspects of our business, including maintaining member eligibility and demographic information maintaining representative information paying commissions, maintaining a database of all healthcare providers and providing healthcare provider locator services, drafting members’ accounts on a monthly basis, and tracking of cash receipts and revenue.  We have also created an extensive CARExpress™ Web site for our membership programs at www.carexpresshealth.com that provides information about the various healthcare products and services available, allows for healthcare provider searches, answers questions, provides savings schedules, and allows new members and representatives to enroll online.  It also allows our marketing and distribution partners to access support and training files and to view their genealogy and commission information through a password-protected area.  Our CARExpress™ Web site is set up as a “self-replicating” website to allow our marketing and distribution partners to obtain a copy of the website under a unique web address.

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

State Discount Health Program Regulations.  In recent years, more than 20 states have enacted legislation that specifically addresses the operation and marketing of discount health programs like ours.  Additional states are expected to enact such legislation in the future.  The laws vary in scope.  Some apply to discounts on all health care purchases.  Some regulate only prescription discounts.  Some exclude prescription discounts but regulate other services.  The laws also vary in operation.  Some contain only provisions that relate to the operation and marketing of discount health plans and some require licensing and registration.  Because such legislation and regulations are newly enacted or adopted, we do not know the scope and full effect on our operations.  There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our health discount programs in the state.  Compliance with these laws and regulations on a state-by-state basis is costly and cumbersome and may have a material adverse effect on our financial position in the future.

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

Government regulation of health insurance, healthcare coverage and health membership plans is a changing area of law and varies from state to state.  The sale of insurance products and the licensing of insurance brokers and agents are subject to regulation and supervision, predominantly by state authorities.  While the scope of regulation and form of supervision may vary from state to state, insurance laws relating to the sale of insurance products and licensing of insurance brokers and agents are often complex and generally grant broad discretion to supervisory authorities in adopting regulations.  These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising.  States have broad powers over the granting, renewing and revoking of licenses and approvals, marketing activities and the receipt of commissions.  Although we are not an insurance company, the insurance companies from which we obtain the limited insurance benefits included in our CARExpress Plus™ membership programs are subject to various federal and state regulations applicable to their operations.  We must rely on the insurance companies that provide the limited insurance benefits that we offer as part of our CARExpress Plus™ membership programs to carefully monitor state and federal legislative and regulatory activity as it affects their insurance products and services.  These insurance companies must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations.  We may also be limited in how we market and distribute our CARExpress Plus™ membership programs as a result of these laws and regulations.  Additional governmental regulation or future interpretation of existing regulations may increase the cost of compliance or materially affect the insurance products and services offered by us and, as a result, our results of operations.

We market our CARExpress Plus™ membership programs through an association that has been formed to provide various consumer benefits to its members.  This association may include in its benefit packages insurance products that are issued under group or blanket policies covering the association’s members.  Our ability to offer limited insurance benefits for inclusion in these benefit packages may be affected by governmental regulation or future interpretation of existing regulations that may increase the cost of regulatory compliance or affect the nature and scope of products that we may make available to such associations.  In addition, most states allow these programs to be sold under certain circumstances without a licensed insurance agent making each sale.  If a state later determines that our sales of these programs do not comply with its regulations, our ability to continue selling these programs would be affected and we might be subject to fines and penalties and may have to issue refunds or provide restitution to the association and its members.

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

Intellectual Property Rights

                Our intellectual property rights are important to our business.  We rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpress™ brand.  Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information.  We have obtained registered trademarks from the United States Patent and Trademark Office for the words “CARExpress” and “CARExpress Plus” as well as our CARExpress™ brand.  We may apply for legal protection for certain of our other intellectual property in the future.  We can provide no assurance, however, that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

Employees

                As of March 19, 2009 we had 20 employees.  Of this number, 15 were full-time employees and five were part-time employees.  We utilize the services of approximately 15 consultants and advisors as well as after-hours call center representatives and temporary customer service representatives.  We do not employ the individuals working for our after-hours call center or the temporary customer service representatives.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

Item 1A.  Risk Factors

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

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2008, had an accumulated deficit of approximately $24.5 million.  We incurred net losses to common stockholders of approximately $3.0 million for the year ended December 31, 2008 and approximately $3.5 million for the year ended December 31, 2007.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2008 contained a qualification raising a substantial doubt about our ability to continue as a going concern.  While we expect to begin generating net profits from operations during 2009, we can provide no assurance that this expectation will be met.  As a result, we may continue to generate losses for the foreseeable future.

We will need to raise additional funds in the future to cover our long-term contractual obligations and operating expenses, which funds may not be available or, if available, may not be available on acceptable terms.

We have significant long-term contractual obligations that we must satisfy over the next several years.  We are a party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst pursuant to which they are currently entitled to receive annualized base salaries of $382,800, $319,440 and $175,692, respectively.  We must also make payments under the operating lease for our office space in Horsham, Pennsylvania in the aggregate amount of approximately $173,000 over the next 12 months.  A summary of the material terms of these employment agreements and the lease and our financial obligations thereunder is provided herein under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”  If we are unable to satisfy these obligations as they become due, our business may be materially and adversely affected.

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

We are dependent upon insurance brokers and agents to offer and sell our CARExpress Plus™ programs.

We rely primarily upon insurance brokers and agents to offer and sell our CARExpress Plus™ programs.  These insurance brokers and agents may offer and sell membership programs that are competitive with ours and may give higher priority and greater incentives (financial or otherwise) to other membership programs, reducing their efforts devoted to the marketing and distribution of our CARExpress Plus™ programs. Also, our ability to attract and retain independent insurance agencies could be negatively affected by adverse publicity relating to our products and services or our operations.  Development and maintenance of the relationships with insurance brokers and agents may in part be based on professional relationships and the reputation of our management and marketing personnel.  Consequently, these relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships.  The loss of a significant number of insurance brokers and agents or the loss of a key insurance broker or agent for any reason could adversely affect our revenue and operating results, or could impair our ability to establish new relationships or continue strategic relationships with other insurance brokers and agents.

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

We must develop and maintain relationships with insurance companies for the insurance benefits included in our CARExpress Plus™ programs.

We are not an insurance company.  The insurance benefits that we offer as part of our CARExpress Plus™ programs are developed and offered by a third-party insurance company.  We currently rely upon The United States Life Insurance Company in the City of New York, a member company of American International Group, Inc., for all of the insurance benefits that we include in our CARExpress Plus™ programs.  The loss or termination of this strategic relationship could adversely affect our revenues and operating results and may also impair our ability to maintain and attract new insurance brokers and agents to offer our CARExpress Plus™ programs to the public.

We must develop and maintain relationships with several insurance companies so that we can continue offering insurance benefits as part of our CARExpress Plus™ programs.  Development and maintenance of relationships with insurance companies may in part be based on professional relationships and the reputation of our management and marketing personnel.  Consequently, the relationships with insurance companies may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships.  Our success and growth will depend in large part upon our ability to establish and maintain these strategic relationships, contractual or otherwise, with various insurance companies to provide their products and services.

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

Government regulation of health insurance, healthcare coverage and health membership plans is a changing area of law and varies from state to state.  The sale of insurance products and the licensing of insurance brokers and agents are subject to regulation and supervision, predominantly by state authorities.  While the scope of regulation and form of supervision may vary from state to state, insurance laws relating to the sale of insurance products and licensing of insurance brokers and agents are often complex and generally grant broad discretion to supervisory authorities in adopting regulations.  States have broad powers over the granting, renewing and revoking of licenses and approvals, marketing activities and the receipt of commissions.  Although we are not an insurance company, the insurance company from which we obtain the limited insurance benefits included in our CARExpress Plus™ membership programs is subject to various federal and state regulations applicable to its operations.  This insurance company must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations.  We may also be limited in how we market and distribute our CARExpress Plus™ membership programs as a result of these laws and regulations.

We market our CARExpress Plus™ membership programs through an association that has been formed to provide various consumer benefits to its members.  This association may include in its benefit packages insurance products that are issued under group or blanket policies covering the association’s members.  Most states allow these programs to be sold under certain circumstances without a licensed insurance agent making each sale.  If a state later determines that our sales of these programs do not comply with their regulations, our ability to continue selling these programs would be affected and we might be subject to fines and penalties and may have to issue refunds or provide restitution to the association and its members.

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

Our ability to collect monthly membership fees from our members is largely dependent upon our ability to charge our monthly membership fees to our members’ credit cards.  Substantially all of our members pay their monthly membership fees to us through monthly debits to their credit cards.  We utilize the services of merchant processors to process these credit card transactions for us.  In the past, we have been subject to service disruptions as the result of our merchant processors terminating their agreements with us.  While we have taken several precautions to prevent such actions from disrupting our ability to process credit cards in the future, it is possible that we may experience additional service interruptions by the merchant processors that we use.  Any such disruptions may result in our loss of a significant number of members and a significant amount of revenue, either of which would have a material adverse affect on our results of operations.

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

Our failure to adequately protect our CARExpress™ brand and other intellectual property could have an adverse effect on our business.

Intellectual property is important to our success.  We rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpress™ brand.  Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information.  We have obtained registered trademarks from the United States Patent and Trademark Office for the words “CARExpress” and “CARExpress Plus” as well as our CARExpress™ brand.  We may apply for legal protection for certain of our other intellectual property in the future.   These trademarks and any additional legal protection we may obtain in the future may be challenged by others or invalidated through administrative process or litigation.  As a result, our means of protecting our proprietary technology and brands may be inadequate.  Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.  Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Associated With Our Industry

The health discount membership industry is rapidly evolving and if we are not successful in promoting the benefits of our membership programs and CARExpress™ brand, our growth may be limited.

Based on our experience with consumers, we believe that many consumers are not familiar with the health discount membership industry and the benefits provided by these membership programs.  In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for these membership programs due in part to the rapidly evolving nature of the health membership industry and the substantial resources available to our existing and potential competitors.  If people do not recognize or acknowledge these benefits, the market for our CARExpress™ membership programs may develop more slowly than we expect, which could adversely affect our operating results.

Developing and maintaining consumer awareness of our CARExpress™ brand is critical to achieving widespread acceptance of our membership programs.  Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops.  Successful promotion of our CARExpress™ brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful membership programs at competitive prices.  If we fail to successfully promote our CARExpress™ brand, or if our expenses to promote and maintain our CARExpress™ brand are greater than anticipated, our financial condition and results of operations could suffer.

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

As of March 19, 2009, we had 53,186,281 shares of common stock outstanding.  Of this amount, 33,808,958 shares were freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 19,377,323 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

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

We identified material weaknesses in our internal control over financial reporting during the initial assessment of our internal controls that we performed in connection with the preparation of the audited consolidated financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  The first annual assessment of our internal controls that our management was required to prepare was completed in connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2007.  During the preparation of our audited consolidated financial statements for the year ended December 31, 2008, we identified control deficiencies that have been classified as material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require our independent registered public accounting firm to complete an attestation report on our assessment of our internal control over financial reporting.  The first attestation report of our assessment that our independent registered public accounting firm must complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2009, unless extended further by the SEC.  The attestation process that must be performed by our independent registered public accounting firm is also new and complex.  We may encounter problems or delays in receiving an unqualified attestation of our assessment by our independent registered public accountants.  Compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock may be negatively impacted.

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

Our board of directors currently consists of David M. Daniels, who is our President and Chief Executive Officer.  Mr. Daniels is not an “independent director” as such term is defined by any of the national securities exchanges or inter-dealer quotation systems.  Our board of directors has not created a separately-designated standing audit committee and Mr. Daniels does not qualify as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.  Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

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

Our common stock currently trades on the OTC Bulletin Board and is not listed for trading on any national securities exchange or the Nasdaq Stock Market.  Investments in securities trading on the OTC Bulletin Board are generally less liquid than investments in securities trading on a national securities exchange or the Nasdaq Stock Market.  While we intend to submit an application to a national securities exchange or the Nasdaq Stock Market to list our shares of common stock for trading thereon, we can provide no assurance that we will submit such an application, that such application will be accepted, or that our shares of common stock will be approved for trading thereon.  The failure of our shares to be approved for trading on a national securities exchange or the Nasdaq Stock Market may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 35% of our outstanding common stock.  These stockholders, acting together, have the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, they could dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 2.           Properties.

Our corporate headquarters and sole business office is located at 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044, where we lease approximately 7,100 square feet of space for an initial monthly rent payment of approximately $13,500.  This lease has a term of three years and expires on May 30, 2010.  We believe that our office space is adequate to support our current operations and that adequate additional space is available to support projected growth in our operations over the next 12 months.

Item 3.           Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “NHPR”.  The following table sets forth the range of high and low closing prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq.  The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2007	High	Low
Quarter ended March 31, 2007	$0.98	$0.59
Quarter ended June 30, 2007	$0.98	$0.63
Quarter ended September 30, 2007	$0.79	$0.45
Quarter ended December 31, 2007	$0.55	$0.205

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended March 31, 2008	$0.37	$0.20
Quarter ended June 30, 2008	$0.60	$0.245
Quarter ended September 30, 2008	$0.25	$0.11
Quarter ended December 31, 2008	$0.14	$0.05

The last reported trading price of our common stock as reported on the OTC Bulletin Board on March 19, 2009 was $0.088 per share.

Holders

As of March 19, 2009, the number of stockholders of record of our common stock was 81.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to finance the growth of our business.

Recent Sales of Unregistered Securities

During our fiscal quarter ended December 31, 2008, we sold the following securities without registration under the Securities Act:

In December 2008, we issued shares of our common stock to David M. Daniels and Alex Soufflas and issued an option to acquire shares of our common stock to Patricia S. Bathurst.  A description of these shares and the option is set forth under “Item 11.  Executive Compensation” of this report.  The securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Item 1A.  Risk

Factors” of this report and elsewhere in this report.  The following should be read in conjunction with our audited consolidated financial statements beginning on page F-1 of this report.

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

Operational Metrics

Our revenue consists almost exclusively of recurring monthly membership fees that we receive from members of our membership programs.  Our members pay us membership fees each month for the duration of their membership.  The average membership fee per member per month that we receive for our CARExpressTM health discount programs is approximately $35.  Approximately 95% of the CARExpressTM health discount programs that we have sold to our current members consist of our Comprehensive Care Program which is currently sold at a monthly retail price of $39.95.  The remaining CARExpressTM health discount programs that we have sold to our current members consist of a mix of our less expensive programs.  Approximately 90% of the CARExpress PlusTM membership programs that we have sold to our current members consist of our CARExpress PlusTM Gold Program which is currently sold at a monthly retail price of $137.  The remaining CARExpress PlusTM membership programs that we have sold to our current members consist of a mix of our other programs.

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

We experienced a decrease in revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  However, the shift in our sales strategy, coupled with cost-cutting initiatives that we implemented over the past few quarters in response to deteriorating economic conditions, have resulted in substantially lower direct costs.  As a result, our gross profit and gross profit margins for the year ended December 31, 2008 were substantially higher than our gross profit and gross profit margins for the corresponding periods in 2007.  Similarly, our net losses and net losses per share for the year ended December 31, 2008 were substantially lower than our net losses and net losses per share for the year ended December 31, 2007.  The shift in our sales strategy and the implementation of cost-cutting initiatives also resulted in a substantial decrease in net cash used by operating activities during the year ended December 31, 2008 compared to the year ended December 31, 2007 and a net increase in cash for the year ended December 31, 2008 compared to a net decrease in cash for the year ended December 31, 2007.

We generated revenue of $2,671,420 for the year ended December 31, 2008 compared to revenue of $3,724,204 for the year ended December 31, 2007.  We achieved a gross profit of $1,635,344 and gross profit percentage of 61% for the year ended December 31, 2008, compared to a gross profit of $982,075 and gross profit margin of 26% for the year ended December 31, 2007.  We recognized a net loss of $(3,050,902), or $(0.07) per share, for the year ended December 31, 2008, compared to a net loss of $(3,531,970), or $(0.10) per share, for the year ended December 31, 2007.  Net cash used by operating activities was $(1,339,716) for the year ended December 31, 2008 compared to $(2,923,963) for the year ended December 31, 2007 representing a decrease of 54%.  This was the primary reason that we generated a net increase in cash of $145,339 for the year ended December 31, 2008 compared to a net decrease in cash of $(1,564,763) for the year ended December 31, 2007.

We will generate future revenue and members primarily through sales of our CARExpressTM health discount programs and our CARExpress PlusTM membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and various marketing and advertising campaigns.  We have entered into agreements with several affinity groups through which we are generating sales of our CARExpressTM membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpressTM membership programs.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and, if necessary, proceeds from the issuance of debt and equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase substantially during the quarter ended June 30, 2009 as a number of deals that we have either recently closed or are about to close begin to generate members for us, and expect the number of CARExpressTM members generated each month to continue increasing thereafter.  We also expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate revenue of between $1 million and $2 million for the quarter ended June 30, 2009 and between $8 million and $12 million for the year ended December 31, 2009.  As a result of this increase in revenue and the various cost-cutting initiatives that we implemented over the past few quarters, we expect to generate positive cash flows from operating activities of between $100,000 and $300,000 for the quarter ended June 30, 2009 and between $1 million and $2 million for the year ended December 31, 2009 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining these members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the quarter ended June 30, 2009 or the year ended December 31, 2009.

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

Revenue Recognition

Our revenue consists of the monthly membership fees that we receive from the sale of our membership programs as well as any shipping and handling fees that we may receive for the shipment of membership packages to new members.  The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership.  Members have the right to terminate their membership at any time and may do so at the end of each month before they pay the membership fee for the next month.  We recognize the membership fees and shipping and handling fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured in accordance with Staff Accounting Bulletin Topic 13.A (“SAB Topic 13.A”).

The membership fees are paid by members repeatedly each month.  The contractual term for the membership fees is equal to the monthly membership period.  The expected period during which the services will be performed in return for the membership fees will never extend beyond the one-month membership period since the members will pay another monthly membership fee before the next monthly membership period begins.  As a result, we recognize the membership fees on a straight-line basis over the contract term since the relationship with the member is not expected to extend beyond the contractual term and the member is not expected to continue to benefit from the payment of the membership fee after the contractual term has expired.

The shipping and handling fees are one-time payments received by us from the applicable members when they first become a member.  These fees are not paid repeatedly each month.  The monthly contract term is, therefore, not necessarily equal to the expected period during which services will be performed since the period during which services will be performed is the average period during which each person is expected to be a member.  We calculate the expected period during which we expect our members to remain members as of the end of each fiscal quarter.  We do so by determining the total number of members that we had on such date, then dividing the total number of months for which all of such members had been a member as of that date by the number of such members.  This provides the average number of months each member has been a member.  The expected period during which services will be performed (i.e., the expected period during which each member will remain a member) has always exceeded the initial monthly membership period.  Therefore, we recognize shipping and handling fees on a straight-line basis over the expected period during which the services will be performed since the relationship with our members is expected to extend beyond the initial contractual term and our members are expected to continue to benefit from the payment of the shipping and handling fees after the initial contractual term has expired.

At the beginning of each membership period, the monthly membership fee is paid by the member and recorded as deferred revenue.  We then recognize revenue as the services are rendered.  Shipping and handling fees that we receive for the shipment of membership packages to new members are included in our membership fees and recorded as deferred revenue.  We typically receive cash within five days of the date the membership fee is charged to a member’s credit card.

We offer a free trial to some of our members.  We do not recognize any revenue during the free-trial period.  In the event the member continues the membership after the free-trial period expires, the member pays the monthly membership fee and we recognize revenue as services are rendered.

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

We recognize refunds as expense in accordance with SAB Topic 13.A.4.a and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” which permit companies to recognize refundable membership fees, net of estimated refunds, as earned revenue over the membership term in limited circumstances if the following criteria are met: (i) the estimate of cancellations and refunded revenue are being made for a large pool of homogeneous items (membership transactions with the same characteristics, such as terms, periods, class of customers, nature of services, etc.), (ii) reliable estimates of the expected refunds can be made on a timely basis and it is remote that material adjustments to previously recognized revenue would be required, (iii) there is a sufficient company-specific historical basis upon which to estimate the refunds and such historical basis is predictive of future events, and (iv) the amount of the membership fees specified in the agreement at the outset of the arrangement is fixed, other than the customer’s right to request a refund.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all share-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

We account for non-employee stock-based compensation in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  SFAS 123 and EITF 96-18 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

We use the Black-Scholes pricing model to determine the fair value of the stock-based compensation that we grant to employees and non-employees.  We are required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of our common stock.  The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term.  We used our share price history to determine volatility and cannot predict how the price of our shares of common stock will react on the open market in the future since our common stock has only been trading on the OTC Bulletin Board since March 30, 2006.  As a result, the volatility value that we calculated may differ from the future volatility of the price of our shares of common stock.

For a more complete discussion of our accounting policies and procedures, see our notes to consolidated financial statements beginning on page F-7.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which changes accounting for business acquisitions.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS 141R is effective for fiscal years and periods beginning after December 15, 2008.  We do not expect this new statement to have a material impact on our financial condition and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years and periods beginning after December 15, 2008, and early adoption is prohibited.  We do not expect this new statement to have a material impact on our financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delayed the effective date for adoption of fair value measurements for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination.  FSP 157-2 is effective for fiscal years beginning after December 15, 2008.  We do not expect this new staff position to have a material impact on our financial condition and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 13” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about our hedging activities.  We are required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB

Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows.  SFAS No. 161 is effective for fiscal years and periods beginning after December 15, 2008, with comparative disclosures of earlier periods encouraged upon initial adoption.  We do not expect this new statement to have a material impact on our financial condition and results of operations.

In May 2008, the FASB issued FASB Staff Position No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  FSP 14-1 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that this new staff position will have on our financial condition and results of operations.

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” and/or Emerging Issues Task Force Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise provisions and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years and periods beginning after December 15, 2008, and early adoption is prohibited.  We are currently evaluating the impact that this new issue will have on our financial condition and results of operations.

Comparison of the Years Ended December 31, 2008 and 2007

Revenue

                Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $1,052,784 to $2,671,420 for the year ended December 31, 2008 from $3,724,204 for the year ended December 31, 2007.  The decrease of $1,052,784 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 20% of the revenue that we generated during the year ended December 31, 2008 was derived from sales of our membership programs to first-time members, compared to approximately 65% during the year ended December 31, 2007.  The remainder of the revenue that we generated during these years was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $1,706,053 to $1,036,076 for the year ended December 31, 2008, from $2,742,129 for the year ended December 31, 2007.  The decrease of $1,706,053 was due to decreases of $1,599,009 for sales commissions and $107,044 for PPO and network provider costs resulting from the decrease in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and network provider costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $470 to $224,546 for the year ended December 31, 2008, from $225,016 for the year ended December 31, 2007.  The decrease of $470 was due primarily to decreases of $40,183 for marketing programs and $33,095 for website amortization, partially offset by an increase of $73,282 for salaries and other compensation paid to employees selling and marketing our membership programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense increased $101,593 to $2,185,230 for the year ended December 31, 2008, from $2,083,637 for the year ended December 31, 2008.  The increase of $101,593 was due primarily to increases of $175,786 for stock option expense, $8,657 for 401(k) contributions and increases in other employee compensation expenses, partially offset by decreases of $94,530 in salary expense and related taxes.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $573,774 to $1,229,258 for the year ended December 31, 2008 from $655,484 for the year ended December 31, 2007.  The increase of $573,774 was due primarily to an increase of $575,481 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, partially offset by decreases in other professional fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $545,898 to $1,019,442 for the year ended December 31, 2008 from $1,565,340 for the year ended December 31, 2007.  The decrease of $545,898 resulted primarily from decreases of $263,416 for bank service charges associated with new and recurring member transactions, $147,632 for office supplies, $88,583 for postage and delivery costs, $43,568 for temporary staffing services, $14,558 for printing and reproduction costs, $14,026 for corporate filing fees and $10,998 for telephone, partially offset by an increase of $15,397 for health insurance and other employee benefits and increases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Loss on the Extinguishment of Debt

Loss on the extinguishment of debt consists of the loss that we recognized in connection with the payment of $20,000 and the issuance of 240,000 shares of common stock to a debt holder in full payment of all principal and interest that was due and payable under a $50,000 promissory note and a mutual release from any and all claims arising out of the promissory note.  We recognized a loss on the extinguishment of debt of $30,000 during the year ended December 31, 2008 in connection with the issuance of these shares.  We did not recognize any such loss during the year ended December 31, 2007.  We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $481,068 to $3,050,902 for the year ended December 31, 2008, from $3,531,970 for the year ended December 31, 2007.  The decrease of $481,068 was primarily due to decreases of $1,706,053 for direct costs incurred in connection with the sale of our membership programs and $545,898 for other general and administrative expenses, partially offset by a decrease of $1,052,784 in revenue and increases of $573,774 for professional fees, $101,593 for employee compensation expense and $30,000 for loss on the extinguishment of debt.  We expect to begin generating a net profit from operations during 2009 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of December 31, 2008, we had cash and cash equivalents of approximately $177,545.

Net cash used by operating activities was $1,339,716 for the year ended December 31, 2008 compared to $2,923,963 for the year ended December 31, 2007.  The $1,584,247 decrease in cash used by operating activities was due primarily to decreases of $481,068 for net loss, $437,783 for deposits, $254,923 for deferred revenue and $42,514 for accounts receivable, and increases of $765,945 for equity-based compensation expense.  This was partially offset by a decrease of $392,424 for accounts payable and accrued expenses.

We did not have any cash flows from investing activities for the years ended December 31, 2008 and 2007.

Net cash provided by financing activities was $1,485,055 for the year ended December 31, 2008 compared to $1,359,200 for the year ended December 31, 2007.  The $125,855 increase in cash provided by financing activities was due to increases of $527,415 for proceeds from the exercise of warrants, and $50,000 for proceeds from the issuance of debt, partially offset by an increase of $20,000 for payments on debt and a decrease of $431,560 for proceeds from the sale of common stock and warrants.

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

During the period beginning January 1, 2008 and ending December 31, 2008, we issued 3,463,250 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.12 and $0.40 per share for aggregate gross proceeds of $597,415.

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

Contractual Obligations

The following summarizes our material long-term contractual obligations as of December 31, 2008:

Contractual Obligations	Total	2009	2010	2011	2012	2013
Employment Agreements (1)	$804,422	$748,107	$56,315	$-0-	$-0-	$-0-
Office Lease (2)	244,908	172,876	72,032	-0-	-0-	-0-
Total	$1,049,330	$914,779	$126,375	$-0-	$-0-	$-0-

(1)  At December 31, 2008, we were a party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst.  A summary of these employment agreements and arrangements is provided herein under “Item 11.  Executive Compensation — Employment Contracts and Arrangements.”

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8.           Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for each of the years ended December 31, 2008 and 2007, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet management’s objectives.

As of December 31, 2008, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2008 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2008:

(1)           Our Chief Executive Officer also serves as the sole member of our board of directors.  As a result, there are no independent directors monitoring the actions of our senior management.  One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s senior management.  The lack of independent directors on our board of directors constituted a material weakness in our internal controls.

(2)           Our Chief Executive Officer and sole member of our board of directors resides in the state of Florida and visited our sole business office located in Horsham, Pennsylvania infrequently during 2008.  Senior management has the responsibility to monitor the quality of a company’s internal controls.  This is most often performed through the regular management and supervisory activities of the company’s day-to-day operations.  The lack of monitoring by our Chief Executive Officer constituted a material weakness in the ability of top management to effectively monitor the quality of our internal controls.

We are actively seeking to remediate each of these material weaknesses in the following manner:

(1)           We are currently seeking additional, independent directors to join our board of directors.  The addition of such board members would provide us with independent directors who would be monitoring the actions of our top management.  Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place.  Because such policies are very expensive, we believe it is in the best interest of the company to forego the purchase of such a policy and instead focus the use of our financial resources on the development and growth of the company.

(2)           Our Chief Executive Officer is currently seeking to obtain a residence close in proximity to our Horsham, Pennsylvania business office.  This will enable him to engage in the regular management and supervisory activities of the company’s day-to-day operations and, accordingly, adequately monitor the quality of our internal controls.

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at December 31, 2008 and 2007 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 in conformity with GAAP.

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

Item 9B.  Other Information.

The description set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with our issuance of stock to David M. Daniels and Alex Soufflas on December 30, 2008 and our issuance of an option to Patricia S. Bathurst on December 30, 2008.

On December 30, 2008, we granted 690,000 and 523,500 shares of common stock to David M. Daniels and Alex Soufflas, respectively, and granted an option to Patricia S. Bathurst to acquire 286,500 shares of our common stock.  The shares and option were granted to Messrs. Daniels and Soufflas and Ms. Bathurst, respectively, in full payment of deferred salary compensation that was earned by each of them during 2008 and payable to them as of December 31, 2008.  The option is for a term of 10 years, has an exercise price of $0.055 per share (the closing market price of our common stock on the OTC Bulletin Board on the date of grant), and was vested in full on the date of grant.  In the event the employment of Ms. Bathurst is terminated for death, disability or retirement, her option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is one year after the date of such termination of employment (90 days in the case of termination due to retirement) or the expiration date of the option.  In the event her employment is terminated not for “cause” or is terminated by her for “good reason,” as such terms are defined in the option, the option vests in full immediately and remains exercisable until the expiration date of the option.  In the event her employment is terminated for “cause,” the option terminates immediately.

The foregoing description of the option does not purport to be complete and is qualified in its entirety by the terms of the option filed as Exhibit 10.36 to this report and incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
David M. Daniels	51	Chairman of the Board of Directors, Chief Executive Officer and President
Alex Soufflas	34	Chief Financial Officer, Executive Vice President and Secretary
Patricia S. Bathurst	54	Vice President — Marketing

The following is a brief summary of the business experience of each of the above-named individuals:

David M. Daniels has served as our Chief Executive Officer and ssole member of our board of directors since February 2004, and has served as our President since February 2005.  From 1998 to February 2004, Mr. Daniels provided financing and management consulting services to several companies operating in the manufacturing, technology and services industries, including Market Pathways Financial Relations, Inc., a financial consulting firm, from April 2000 until February 2004, The Research Works, Inc., an equity research firm, from April 2001 until December 2003, and Xraymedia, Inc., an advertising agency, from September 2001 until February 2004.  Mr. Daniels served as the Chief Financial Officer of North American Technologies Group, Inc., a research and development company, from 1994 to 1995 and served as the President and Chief Operating Officer from 1995 to 1998.  Mr. Daniels founded Industrial Pipe Fittings, Inc., a manufacturer of industrial fittings for the high density polyethylene market, in 1994 and served as the Chairman, President and Chief Executive Officer until 1998.  Prior to 1994, Mr. Daniels served in several capacities with Morgan Stanley Dean Witter, achieving the position of First Vice President of the company in 1986.  Mr. Daniels is a graduate of the Georgia Military Academy and the University of Houston, where he received a B.A. in finance.

Alex Soufflas has served as our Chief Financial Officer and Secretary since February 2006 and has served as our Executive Vice President since August 2005.  Mr. Soufflas served as our General Counsel from August 2005 until February 2006.  From May 2004 to August 2005, Mr. Soufflas was an attorney at Duane Morris LLP, a national law firm, where he specialized in public and private securities offerings, mergers & acquisitions, contracts and corporate counseling.  Mr. Soufflas specialized in general corporate law as an attorney at Spector Gadon & Rosen, P.C., a Philadelphia-based law firm, from April 2003 to May 2004, and at Sullivan & Worcester, LLP, a Boston-based law firm, from September 2000 to October 2002.  Prior to that, Mr. Soufflas was an accountant at KPMG LLP, an international accounting and consulting firm.  Mr. Soufflas received a B.S. in accounting from Purdue University and a juris doctor from Boston College Law School.

Patricia S. Bathurst has served as our Vice President — Marketing since March 2001.  From 1989 to 2000, Ms. Bathurst served as the Vice President of Marketing for National Health and Safety Corporation where she was responsible for all of the marketing, advertising and promotional functions for the company.  From 1985 to 1989, Ms. Bathurst served as the Director of Marketing for Horizon Healthcare Group, Inc., a provider of healthcare services utilizing national provider networks that she co-founded in 1985.  Prior to 1985, Ms. Bathurst served as the Director of Administration and Customer Service for Phoenix International Corporation, a provider of healthcare services utilizing national provider networks.  Ms. Bathurst is a graduate of Temple University with a B.A. in business administration.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions.  Accordingly, our full board of directors acts as our audit committee.  We currently have a small number of employees and have generated only a small amount of revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2008.

Item 11.  Executive Compensation.

                The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal year ended December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
David M. Daniels President and Chief Executive Officer	2008 2007	384,540 385,152	-0- -0-	173,213 84,175	27,978 -0-	10,175 6,051	595,906 475,378
Alex Soufflas Chief Financial Officer, Executive Vice President and Secretary	2008 2007	291,720 264,000	-0- -0-	68,865 39,963	90,430 20,190	10,507 9,240	461,522 333,393
Patricia S. Bathurst Vice President — Marketing	2008 2007	165,709 159,720	-0- -0-	30,055 29,972	93,694 16,152	4,193 4,193	293,651 210,037

(1) A summary of the assumptions made in the valuation of these awards is provided under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Item 11.  Executive Compensation — Employment Contracts and Arrangements” and in our notes to consolidated financial statements beginning on page F-7 of this report.

(2)  Consists of matching contributions made by us on behalf of the applicable executive officer under the National Health Partners, Inc. 401(k) Plan.

Narrative Disclosure of Executive Compensation

We are a party to employment agreements with each of David M. Daniels, Alex Soufflas and Patricia M. Bathurst.  Under these agreements, Messrs. Daniels and Soufflas and Ms. Bathurst are currently entitled to receive annualized base salaries of $382,800, $319,440 and $175,692, respectively.

We have issued a variety of equity securities to Messrs. Daniels and Soufflas and Ms. Bathurst during the course of their employment with us.  We have issued options to Messrs. Daniels and Soufflas and Ms. Bathurst to acquire 3,150,000, 2,050,000 and 2,136,500 shares of our common stock, respectively.  In addition, we have issued restricted stock awards to each of Messrs. Daniels and Soufflas and Ms. Bathurst with respect to 1,050,000, 300,000 and 225,000 shares of our common stock, respectively, and have issued Messrs. Daniels and Soufflas 690,000 and 523,500 shares of common stock, respectively.

A summary of the material terms of these employment agreements and the options, restricted stock awards and shares of common stock granted to each of these individuals is provided below.

Employment Contracts and Arrangements

David M. Daniels

On May 13, 2005, we entered into an employment agreement with David M. Daniels to serve as our Chief Executive Officer effective February 1, 2005.  The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party.  Under the agreement, Mr. Daniels is entitled to an annual base salary of $231,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion.  Pursuant to the agreement, on May 13, 2005, Mr. Daniels was granted an option to acquire 2,500,000 shares of our common stock.

On March 28, 2006 and September 4, 2007, we granted Mr. Daniels a restricted stock award with respect to 450,000 and 600,000 shares of our common stock, respectively. On December 12, 2006 and March 25, 2008, we granted Mr. Daniels an option to acquire 250,000 and 400,000 shares of our common stock, respectively.  On December 30, 2008, we granted Mr. Daniels 690,000 shares of our common stock in full payment of deferred salary compensation that was earned by him during 2008 and payable to him as of December 31, 2008.

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

On August 15, 2005, we granted Mr. Soufflas an option to acquire 1,000,000 shares of our common stock, and on March 28, 2006 we granted Mr. Soufflas a restricted stock award with respect to 300,000 shares of our common stock.  On December 12, 2006, September 4, 2007 and March 25, 2008, we granted Mr. Soufflas an option to acquire 150,000, 500,000 and 400,000 shares of our common stock, respectively.  On December 30, 2008, we granted Mr. Soufflas 523,500 shares of our common stock in full payment of deferred salary compensation that was earned by him during 2008 and payable to him as of December 31, 2008.

Patricia S. Bathurst

On May 13, 2005, we entered into an employment agreement with Patricia S. Bathurst to serve as our Vice President — Marketing effective February 1, 2005.  The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party.  Under the agreement, Ms. Bathurst is entitled to an annual base salary of $132,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion.  Pursuant to the agreement, on May 13, 2005, Ms. Bathurst was granted an option to acquire 1,000,000 shares of our common stock.

On March 28, 2006, we granted Ms. Bathurst a restricted stock award with respect to 225,000 shares of our common stock.  On December 12, 2006, September 4, 2007 and March 25, 2008, we granted Ms. Bathurst an option to acquire 50,000, 400,000 and 400,000 shares of our common stock, respectively.  On March 25, 2008, we granted an option to Patricia S. Bathurst to acquire 286,500 shares of our common stock in full payment of deferred salary compensation that was earned by her during 2008 and payable to her as of December 31, 2008.

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

Terms of Options

The options that we granted to Mr. Daniels and Ms. Bathurst in 2005 are for a term of 10 years, have an exercise price of $0.40 per share, and vest in four equal installments commencing May 13, 2005.  On December 12, 2006, we accelerated the vesting schedule of the options so that they vested in full on that date.  In the event the employment of the applicable executive officer is terminated for any reason other than for “cause,” as such term is defined in the employment agreements, the officer’s option may be exercised at any time prior to the expiration date of the option.  In the event we terminate the employment of the applicable executive officer without “cause” or the officer terminates his or her employment with us for “good reason” (including a “change in control”), as such terms are defined in the employment agreements, we are required to use our best efforts to prepare and file a registration statement with the SEC within 180 days of the date of termination to register the public resale of the shares underlying the officer’s option.  In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

The option that we granted to Mr. Soufflas in 2005 is for a term of 10 years, has an exercise price of $0.40 per share, and vests in four equal annual installments commencing on February 1, 2006.  On December 12, 2006, we accelerated the vesting schedule of the options so that they vested in full on that date.  In the event the employment of Mr. Soufflas is terminated for any reason other than for “cause,” as such term is defined in the option, the option may be exercised until the earlier of the date that is 90 days after the date of such termination of employment or the expiration date of the option.  In the event the employment of Mr. Soufflas is terminated for “cause,” the option terminates immediately.

The options that we granted to Messrs. Daniels and Soufflas and Ms. Bathurst in 2006 are for a term of 10 years, have an exercise price of $0.88 per share, and were vested in full on the date of grant.  In the event the employment of the applicable executive officer is terminated for death, disability or retirement, the officer’s option may be exercised until the earlier of the date that is one year after the date of such termination of employment (90 days in the case of termination due to retirement) or the expiration date of the option.  In the event the employment of the applicable executive officer is terminated not for “cause” or is terminated by the executive for “good reason,” as such terms are defined in the applicable options, the option remains exercisable until the expiration date of the option.  In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

The options that we granted to Mr. Soufflas and Ms. Bathurst in 2007 are for a term of 10 years, have an exercise price of $0.50 per share, and vest in four equal annual installments commencing on September 4, 2008.  In the event the employment of the applicable executive officer is terminated for death, disability or retirement, the officer’s option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is one year after the date of such termination of employment (90 days in the case of termination due to retirement) or the expiration date of the option.  In the event the employment of the applicable executive officer is terminated not for “cause” or is terminated by the executive for “good reason,” as such terms are defined in the applicable options, the option vests in full immediately and remains exercisable until the expiration date of the option.  In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

The options that we granted to Messrs. Daniels and Soufflas and Ms. Bathurst in March 2008 are for a term of 10 years, have an exercise price of $0.28 per share, and vest in four equal annual installments commencing on March 25, 2009.  The option that we granted to Ms. Bathurst in December 2008 is for a term of 10 years, has an exercise price of $0.055 per share, and vested in full on the date of grant.  In the event the employment of the applicable executive officer is terminated for death, disability or retirement, the officer’s option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is one year after the date of such termination of employment (90 days in the case of termination due to retirement) or the expiration date of the option.  In the event the employment of the applicable executive officer is terminated not for “cause” or is terminated by the executive for “good reason,” as such terms are defined in the applicable options, the option vests in full immediately and remains exercisable until the expiration date of the option.  In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

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

National Health Partners, Inc. 401(k) Plan

On January 15, 2007, we adopted the National Health Partners, Inc. 401(k) Plan.  The purpose of this plan is to provide our employees with tax-advantaged retirement benefits to assist them in saving and accumulating assets for retirement.  Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain Internal Revenue Service (“IRS”) limitations.  We match 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution, subject to certain IRS limitations.  We contributed a total of $35,707 and $26,928 to the plan during the years ended December 31, 2008 and 2007, respectively.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We did not have any non-employee directors on our board of directors during 2008 and, thus, did not pay any director compensation to any non-employee directors during 2008.  We intend to add non-employee directors to our board of directors in the future.  In the event we do so, we intend to provide them with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation, and reimbursement for reasonable travel expenses incurred to attend meetings of the board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
David M. Daniels	2,500,000	-0-		.40	5/12/15	150,000	(3)	7,500
	250,000	-0-		.88	12/11/16	450,000	(4)	22,500
	-0-	400,000	(1)	.28	3/24/18
Alex Soufflas	1,000,000	-0-		.40	8/14/15	100,000	(3)	5,000
	150,000	-0-		.88	12/11/16
	125,000	375,000	(2)	.50	9/3/17
	-0-	400,000	(1)	.28	3/24/18
Patricia S. Bathurst	1,000,000	-0-		.40	5/12/15	75,000	(3)	3,750
	50,000	-0-		.88	12/11/16
	100,000	300,000	(2)	.50	9/3/17
	-0-	400,000	(1)	.28	3/24/18
	286,500	-0-		.055	12/29/18

(1)  These options vest in four equal annual installments commencing on March 25, 2009.

(2)  These options vest in three equal annual installments commencing on September 4, 2009.

(3)  These restricted stock awards vest on March 28, 2009.

(4)  This restricted stock award vests in three equal annual installments commencing on September 4, 2009.

(5)  The market value of these shares was calculated based on a price per share of $0.05, the closing market price for our shares of common stock on the OTC Bulletin Board on December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 19, 2009, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 19, 2009 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
David M. Daniels	5,588,050	(2)	10.0%
Patricia S. Bathurst	1,869,100	(3)	3.4%
Alex Soufflas	2,198,500	(4)	4.0%
Bank Julius Baer & Co., Ltd.	6,000,000	(5)	10.7%
Pierre Besuchet	4,050,000	(6)	7.3%
Ronald F. Westman	3,453,000	(7)	6.3%
All officers and directors as a group (3 persons)	9,655,650	(8)	16.4%

*    Less than 1%.

(1)  This table has been prepared based on 53,186,281 shares of our common stock outstanding on March 19, 2009.

(2)  Includes 2,500,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 250,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share, 100,000 shares issuable upon the exercise of options that have an exercise price of $0.28 per share and 450,000 shares underlying restricted stock awards.

(3)  Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 50,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share, 100,000 shares issuable upon the exercise of options that have an exercise price of $0.50 per share, 100,000 shares issuable upon the exercise of options that have an exercise price of $0.28 per share and 286,500 shares issuable upon the exercise of options that have an exercise price of $0.055 per share.

(4)  Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 150,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share, 125,000 shares issuable upon the exercise of options that have an exercise price of $0.50 per share and 100,000 shares issuable upon the exercise of options that have an exercise price of $0.28 per share.

(5)  Includes 3,000,000 shares issuable upon the exercise of warrants that have an exercise price of $0.30 per share.

(6)  Includes 1,000,000 shares issuable upon the exercise of warrants that have an exercise price of $.80 per share, 1,000,000 shares issuable upon the exercise of warrants that have an exercise price of $.40 per share, and 225,000 shares issuable upon the exercise of warrants that have an exercise price of $.30 per share.

(7)  Includes 100,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share and 1,860,000 shares issuable upon the exercise of warrants that have an exercise price of $0.80 per share.

(8)  Includes 4,500,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 450,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share, 225,000 shares issuable upon the exercise of options that have an exercise price of $0.50 per share,

300,000 shares issuable upon the exercise of options that have an exercise price of $0.28 per share, 286,500 shares issuable upon the exercise of options that have an exercise price of $0.055 per share and 450,000 shares underlying restricted stock awards.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 31, 2008 under equity compensation plans that have not been approved by our security holders. None of our securities were outstanding at December 31, 2008 under plans that have been approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders:
Options issued to directors and employees	9,176,500	$0.41	-0-
Total	9,176,500	$0.41	-0-

Options Issued to Employees

A description of the options issued to our directors and employees that were outstanding at December 31, 2008 is set forth above under “Item 11.  Executive Compensation — Terms of Options” and in Note 10 to our audited consolidated financial statements beginning on page F-1 of this report.

Stock Incentive Plans

We have adopted two additional equity compensation plans that have not been approved by security holders.  These consist of the National Health Partners, Inc. 2006 Stock Incentive Plan and the National Health Partners, Inc. 2008 Stock Incentive Plan.  As of March 19, 2009, awards have been granted under each of the plans with respect to all shares of our common stock available for issuance under the respective plans and there were no securities issuable upon the exercise of outstanding options, warrants or rights under either of the plans.  A description of the

National Health Partners, Inc. 2006 Stock Incentive Plan and the National Health Partners, Inc. 2008 Stock Incentive Plan is set forth in Notes 6 and 7, respectively, to our audited consolidated financial statements beginning on page F-1 of this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have entered into employment agreements with each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst and have issued options, restricted stock awards and/or shares of common stock to each of them.  A description of the employment agreements, options, restricted stock awards and common stock grants is set forth under “Item 11.  Executive Compensation” of this report.

Director Independence

David M. Daniels, our President and Chief Executive Officer, is the sole member of our board of directors.  Mr. Daniels will serve until the next annual meeting of shareholders or until his successor is duly elected and qualified.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in the American Stock Exchange (AMEX) Company Guide.  Mr. Daniels does not qualify as an “independent director” pursuant to the AMEX Company Guide.  Our board of directors has not created separately-designated standing committees and Mr. Daniels is not “independent” for purposes of Section 121A or Section 803 of the AMEX Company Guide.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by HJ & Associates, LLC for the audit of our annual financial statements for our fiscal years ended December 31, 2008 and 2007, and fees billed for other services rendered by HJ & Associates, LLC during such years.

	2008	2007
Audit Fees:	$45,000	$60,000

Audit-Related Fees:	3,854	2,914

Tax Fees:	1,691	1,519

All Other Fees:	—	—

Total:	$50,545	$64,433

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees” and relate to services performed in connection with the review of our Registration Statements on Form SB-2 and Form S-1.

Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and filings.

All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2007 and 2008, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Item 15.  Exhibits

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

10.16

National Health Partners, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, File No. 333-131589, filed with the SEC on February 6, 2006)

10.17

Employment Agreement, dated March 29, 2006, by and between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.18

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and David M. Daniels (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.19

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.20

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.21

Termination and Mutual Release, dated April 1, 2006, by and between Centerpointe Property, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006)

10.22

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.23

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.24

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.25

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and David M. Daniels (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.26

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.27

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.28

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and David A. Taylor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.29

First Amendment to Lease Agreement dated March 13, 2007 by and between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 19, 2007)

10.30

Restricted Stock Award, dated September 4, 2007, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.31

Option to Acquire Shares of Common Stock, dated September 4, 2007, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.32

Option to Acquire Shares of Common Stock, dated September 4, 2007, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.33

Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008)

10.34

Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008)

10.35

Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008)

10.36	Option to Acquire Shares of Common Stock, dated December 30, 2008, issued by the Company to Patricia S. Bathurst

21.1	Subsidiaries of the Company

23.1	Consent of H J & Associates, LLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

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

NATIONAL HEALTH PARTNERS, INC.

Date: March 23, 2009	By:	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Daniels	Chief Executive Officer, President and Chairman of the Board	March 23, 2009
David M. Daniels	(Principal Executive Officer)

/s/ Alex Soufflas	Chief Financial Officer, Executive Vice President and Secretary	March 23, 2009
Alex Soufflas	(Principal Financial and Accounting Officer)

NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

National Health Partners, Inc. and Subsidiaries

Horsham, Pennsylvania

We have audited the accompanying consolidated balance sheets of National Health Partners, Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Partners, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of National Health Partners, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008 and accordingly, we do not express an opinion thereon.

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

/s/  HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 16, 2009

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007

Assets

Current assets:
Cash	$177,545	$32,206
Accounts receivable, net	—	21,257
Prepaid expense	205,690	182,228
Deposits	114,378	276,389
Other current assets	—	4,500

Total current assets	497,613	516,580

Property and equipment, net	33,842	69,550
Prepaid expense	201,669	117,702
Deposits	19,000	19,000

Total assets	$752,124	$722,832

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$68,513	$262,355
Accrued expenses	13,014	39,984
Deferred revenue	79,008	17,338

Total current liabilities	160,535	319,677

Total liabilities	160,535	319,677

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,586,281 and 39,419,856 shares issued and outstanding on December 31, 2008 and December 31, 2007, respectively	52,586	39,420
Additional paid-in capital	25,195,670	22,174,891
Deferred compensation	(205,133)	(410,524)
Accumulated deficit	(24,451,534)	(21,400,632)

Total stockholders’ equity	591,589	403,155

Total liabilities and stockholders’ equity	$752,124	$722,832

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2008	2007

Net revenue	$2,671,420	$3,724,204

Direct costs	1,036,076	2,742,129

Gross profit	1,635,344	982,075

Operating expenses:
Selling and marketing	224,546	225,016
General and administrative	4,433,930	4,304,461

Total operating expenses	4,658,476	4,529,477

Loss from operations	(3,023,132)	(3,547,402)

Other income (expense):
Interest income	2,230	15,432
Loss on extinguishment of debt	(30,000)	—

Total other income (expense)	(27,770)	15,432

Net loss	$(3,050,902)	$(3,531,970)

Loss per share — basic and diluted	$(0.07)	$(0.10)

Weighted average number of shares outstanding — basic and diluted	46,796,331	34,066,929

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2006	32,659,106	$32,659	$20,045,689	$(391,396)	$(17,868,662)	$1,818,290

Common stock issued for services	1,690,000	1,690	683,427	(19,128)	—	665,989

Common stock issued upon exercise of warrants	140,000	140	69,860	—	—	70,000

Options issued for services	—	—	91,645	—	—	91,645

Common stock and warrants issued for cash	4,930,750	4,931	1,284,270	—	—	1,289,201

Net loss	—	—	—	—	(3,531,970)	(3,531,970)

Balance at December 31, 2007	39,419,856	39,420	22,174,891	(410,524)	(21,400,632)	403,155

Common stock issued for services	5,629,025	5,629	1,509,017	205,391	—	1,720,037

Common stock returned by service providers	(742,100)	(742)	(285,862)	—	—	(286,604)

Common stock issued upon exercise of warrants	3,463,250	3,463	593,952	—	—	597,415

Options issued for services	—	—	290,847	—	—	290,847

Common stock and warrants issued for cash	4,576,250	4,576	853,064	—	—	857,640

Common stock issued for extinguishment of debt	240,000	240	59760	—	—	60,000

Net loss	—	—	—	—	(3,050,902)	(3,050,902)

Balance at December 31, 2008	52,586,281	$52,586	$25,195,670	$(205,133)	$(24,451,534)	$591,589

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2008	2007

Cash flows from operating activities

Net loss	$(3,050,902)	$(3,531,970)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	1,322,507	671,049
Warrants issued for services	3,498	88,214
Options issued for services	290,848	91,645
Depreciation	35,708	75,271
Loss on extinguishment of debt	30,000	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	21,257	(21,257)
Decrease (increase) in prepaid expenses	—	5,000
Decrease (increase) in deposits	162,011	(275,772)
Decrease in other current assets	4,500	(4,500)
(Decrease) increase in accounts payable and accrued expenses	(220,813)	171,611
Decrease (increase) in deferred revenue	61,670	(193,254)

Net cash used by operating activities	(1,339,716)	(2,923,963)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities

Proceeds from sale of stocks and warrants	933,340	1,289,200
Stock offering costs	(75,700)	—
Proceeds from exercise of warrants	597,415	70,000
Proceeds from issuance of note payable	50,000	—
Payments on note payable	(20,000)	—

Net cash provided by financing activities	1,485,055	1,359,200

Net increase (decrease) in cash	145,339	(1,564,763)
Cash at beginning of period	32,206	1,596,969

Cash at end of period	$177,545	$32,206

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$15,432
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for services	$1,514,646	$727,800
Stock options issued for services	$374,714	$755,161
Common stock issued for extinguishment of debt	$60,000	$—
Common stock issued for stock offering costs	$83,700	$174,100

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

December 31, 2008 and 2007

Basis of Presentation

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

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue consists of the monthly membership fees that it receives from the sale of its membership programs as well as any shipping and handling fees that it may receive for the shipment of membership packages to new members.  The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership.  Members have the right to terminate their membership at any time and may do so at the end of each month before they pay the membership fee for the next month.  The Company recognizes the membership fees and shipping and handling fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured in accordance with Staff Accounting Bulletin Topic 13.A (“SAB Topic 13.A”).

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The membership fees are paid by members repeatedly each month.  The contractual term for the membership fees is equal to the monthly membership period.  The expected period during which the services will be performed in return for the membership fees will never extend beyond the one-month membership period since the members will pay another monthly membership fee before the next monthly membership period begins.  As a result, the Company recognizes the membership fees on a straight-line basis over the contract term since the relationship with the member is not expected to extend beyond the contractual term and the member is not expected to continue to benefit from the payment of the membership fee after the contractual term has expired.

The shipping and handling fees are one-time payments received by the Company from the applicable members when they first become a member.  These fees are not paid repeatedly each month.  The monthly contract term is, therefore, not necessarily equal to the expected period during which services will be performed since the period during which services will be performed is the average period during which each person is expected to be a member.  The Company calculates the expected period during which it expects its members to remain members as of the end of each fiscal quarter.  It does so by determining the total number of members that it had on such date, then dividing the total number of months for which all of such members had been a member as of that date by the number of such members.  This provides the average number of months each member has been a member.  The expected period during which services will be performed (i.e., the expected period during which each member will remain a member) has always exceeded the initial monthly membership period.  Therefore, the Company recognizes shipping and handling fees on a straight-line basis over the expected period during which the services will be performed since the relationship with the members is expected to extend beyond the initial contractual term and the members are expected to continue to benefit from the payment of the shipping and handling fees after the initial contractual term has expired.

At the beginning of each membership period, the monthly membership fee is paid by the member and recorded as deferred revenue.  The Company then recognizes revenue as the services are rendered.  Shipping and handling fees that the Company receives for the shipment of membership packages to new members are included in its membership fees and recorded as deferred revenue.  The Company typically receives cash within five days of the date the membership fee is charged to a member’s credit card.  The Company had deferred revenue of $79,008 and $17,338 at December 31, 2008 and 2007, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The Company offers a free trial to some of its members.  The Company does not recognize any revenue during the free-trial period.  In the event the member continues the membership after the free-trial period expires, the member pays the monthly membership fee and the Company recognizes revenue as services are rendered.

The Company also offers a 30-day money-back guarantee to its members.  Members can cancel their membership during the first 30 days of their initial membership period and receive a full refund.  After that, members can cancel their membership at the end of any subsequent monthly membership period.  If a member cancels his or her membership and the member’s credit card has already been processed for the next monthly membership period, a refund check will be issued to the member and no revenue will be recognized for that period.

The Company recognizes refunds as expense in accordance with SAB Topic 13.A.4.a and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” which permit companies to recognize refundable membership fees, net of estimated refunds, as earned revenue over the membership term in limited circumstances if the following criteria are met: (i) the estimate of cancellations and refunded revenue are being made for a large pool of homogeneous items (membership transactions with the same characteristics, such as terms, periods, class of customers, nature of services, etc.), (ii) reliable estimates of the expected refunds can be made on a timely basis and it is remote that material adjustments to previously recognized revenue would be required, (iii) there is a sufficient company-specific historical basis upon which to estimate the refunds and such historical basis is predictive of future events, and (iv) the amount of the membership fees specified in the agreement at the outset of the arrangement is fixed, other than the customer’s right to request a refund.  The Company had sales refunds of $203,870 and $873,019 that were netted against sales for the years ended December 31, 2008 and 2007, respectively, and had minimal refunds payable that were included in accounts payable at December 31, 2008 and 2007, respectively.

Direct Costs

The Company’s direct costs consist of sales commissions and fees paid to PPOs and provider networks.  The Company incurred sales commission expense of $578,057 and $2,177,066 and network provider costs of $458,019 and $565,063 for the years ended December 31, 2008 and 2007, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

Stock-Based Compensation Expense

The Company accounts for employee stock-based compensation in accordance with the fair value recognition provisions of Financial Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The Company accounts for non-employee stock-based compensation in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  SFAS 123 and EITF 96-18 require that the Company recognizes compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The Company used its share price history to determine volatility and cannot predict how the price of its shares of common stock will react on the open market in the future since its common stock has only been trading on the OTC Bulletin Board since March 30, 2006.  As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

The Company recognized $1,616,853 and $850,908 of stock compensation expense during the years ended December 31, 2008 and 2007, respectively.

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

Net deferred tax assets consisted of the following components at December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$5,250,900	$4,760,300
Depreciation	2,000	-0-
Deferred revenue	30,800	-0-

Deferred tax liabilities:
Depreciation	-0-	(2,400)

Valuation allowance	(5,283,700)	(4,757,900)

Net deferred tax asset	$—	$—

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $13,464,000 that may be offset against future taxable income from the years 2009 through 2029. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

In calculating the amount of pretax income from continuing operations for the years ended December 31, 2008 and 2007, the amount of income tax calculated under accounting principles generally accepted in the United States of America differed from the amount of income tax determined under United States federal and state income tax provisions as follows:

	December 31,
	2008	2007

Book income	$(1,189,852)	$(1,377,535)
Meals and entertainment	9,971	4,470
Depreciation	-0-	12,770
Stock compensation	653,973	331,850
Valuation allowance	525,908	1,028,445

	$—	$—

Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year.   The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year.  A total of 16,838,092 and 22,198,092 shares of common stock underlying options and warrants that were outstanding on December 31, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each year.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

	For the Years Ended December 31,
	2008	2007

Net loss as reported	$(3,050,902)	$(3,531,970)
Weighted average number of shares outstanding – basic and diluted	46,796,331	34,066,929
Loss per share – basic and diluted	$(0.07)	$(0.10)

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

Derivative Financial Instruments

The Company has issued common stock and warrants to certain consultants to the Company and has evaluated the terms and conditions of the common stock and warrants to determine whether the warrants represented embedded or freestanding derivative instruments under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  The Company determined that the warrants did not represent freestanding derivative instruments and that the warrants did not meet the requirements for liability classification under EITF 00-19.  As a result, the fair value of the warrants is reflected in the Company’s additional paid-in capital.  The fair value of the Company’s derivative financial instruments are estimated using the Black-Scholes pricing model which takes into consideration the estimated term of the warrants, the volatility of the price of the Company’s common stock, interest rates and the probability that the warrants will be exercised.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which changes accounting for business acquisitions.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS 141R is effective for fiscal years and periods beginning after December 15, 2008.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years and periods beginning after December 15, 2008, and early adoption is prohibited.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delayed the effective date for adoption of fair value measurements for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination.  FSP 157-2 is effective for fiscal years beginning after December 15, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective for fiscal years and periods beginning after December 15, 2008, with comparative disclosures of earlier periods encouraged upon initial adoption.

In May 2008, the FASB issued FASB Staff Position No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  FSP 14-1 is effective for fiscal years beginning after December 15, 2008.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” and/or Emerging Issues Task Force Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise provisions and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years and periods beginning after December 15, 2008, and early adoption is prohibited.

Note 3.  Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007:

	Amount
Asset	2008	2007
Computers	$60,708	$60,708
Software	6,109	6,109
Furniture	27,968	27,968
Telephone	80,780	80,780
Website	106,477	106,477
Less: accumulated depreciation	(248,200)	(212,492)

Net property and equipment	$33,842	$69,550

Depreciation expense for the years ended December 31, 2008 and 2007 was $35,709 and $75,270, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 4.   Deposits

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

                As of December 31, 2008, the Company had a total of $133,378 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $39,378 was being held by PayTran Payment Systems and $19,000 was being held by the lessor of the Company’s office space.  As of December 31, 2007, the Company had a total of $295,389 in deposits.  Of this amount, $237,772 was being held by Optimal Payments, Inc., $31,000 was being held by Heartland Payment Systems, Inc., $19,000 was being held by the lessor of the Company’s office space and the remainder was being held by other entities.

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2009	$172,876
2010	72,032
$244,908

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2009	$748,107
2010	56,315
$804,422

Note 6.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2008, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 7.  2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2008, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 8.  401(k) Plan

     On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution.  The Company contributed $35,707 and $26,928 to the plan during the year ended December 31, 2008 and 2007, respectively.

Note 9.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at December 31, 2008 and 2007, respectively, of which 52,586,281 and 39,419,856 shares of common stock were outstanding at December 31, 2008 and 2007, respectively.  Warrants exercisable into a total of 7,661,592 and 14,538,092 shares of the Company’s common stock were outstanding on December 31, 2008 and 2007, respectively.

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

Non Capital-Raising Transactions

In March 2007, the Company issued a restricted stock award for 200,000 shares of common stock to Trident Marketing International, Inc.  The award vests in four equal quarterly installments commencing June 30, 2007 if certain performance criteria are achieved.  The shares were valued at the closing price of the Company’s common stock on the date of issuance for total consideration of $130,000.  The Company recognized $7,722 and $69,922 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of these shares.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In March 2007, the Company issued 30,000 shares of common stock to each of three consultants pursuant to individual consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date of issuance for total consideration of $60,300, all of which was recognized as expense during the year ended December 31, 2007.

In September 2007, the Company issued a restricted stock award to David M. Daniels, its President and Chief Executive Officer, for 600,000 shares of common stock.  The award vests in four equal annual installments commencing on the first anniversary of the date of grant.  The shares were valued at $0.50 per share for total consideration of $300,000.  The Company recognized $75,154 and $24,230 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of these shares.

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

In November 2007, the Company issued a total of 950,000 shares of common stock to two consultants pursuant to consulting agreements.  The Company granted registration rights covering all of the shares issued by the Company.  The shares were issued at the closing price of the Company’s common stock on the day immediately preceding the date of issuance for total consideration of $237,500.  The Company recognized $133,291 and $15,559 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of these shares.

In December 2007, 50,000 shares underlying the restricted stock award granted to Trident Marketing International, Inc. in March 2007 failed to vest and were canceled by the Company in accordance with the terms of the restricted stock award.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In January and February 2008, the Company issued a total of 330,000 shares of common stock to three consultants pursuant to individual consulting agreements. The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $113,300, all of which was recognized as expense during the year ended December 31, 2008.

In February 2008, the Company issued 240,000 shares of common stock to the holder of a promissory note in partial consideration for the extinguishment of debt.  The shares were issued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $60,000, all of which was recognized as expense during the year ended December 31, 2008.

In January 2008, the Company terminated its agreement with Trident Marketing International, Inc.  As a result, the remaining 50,000 shares underlying the restricted stock award granted to it in March 2007 failed to vest and were canceled by the Company in accordance with the terms of the restricted stock award.

In April 2008, the Company issued a total of 2,700,000 shares of common stock to consultants for marketing and advisory services pursuant to individual consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $1,246,900.  The Company recognized $692,026 of expense during the year ended December 31, 2008 in connection with the issuance of these shares.

In December 2008, the Company issued a total of 1,385,525 shares of common stock to five consultants pursuant to individual consulting agreements. The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $87,704. The Company recognized $16,746 of expense during the year ended December 31, 2008 in connection with the issuance of these shares.

In December 2008, the Company issued 690,000 and 523,500 shares of common stock to David M. Daniels, its President and Chief Executive Officer, and Alex Soufflas, its Vice President and Chief Financial Officer, respectively, in full payment of deferred salary compensation that was earned by each of them during 2008 and payable to each of them as of December 31, 2008.  The shares were valued at $0.055 per share for total consideration of $66,743, all of which was recognized as expense during the year ended December 31, 2008.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Capital-Raising Transactions

In August 2007, the Company sold 1,200,000 shares of common stock, one Class A warrant exercisable into 1,000,000 shares of common stock and one Class B warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $540,000.  The Company granted registration rights covering all shares of common stock and all shares issuable upon the exercise of the warrants.  The Class A warrants had an exercise price of $0.60 per share, were exercisable for a period of 30 days commencing on the date the registration statement is declared effective by the SEC, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $.80 per share, were exercisable until December 31, 2008, were callable by the Company if certain criteria are satisfied, and expired at the end of the exercise period.

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

December 31, 2008 and 2007

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

In December 2007, the Company completed a private offering of 555,000 shares of its common stock for aggregate cash consideration of $111,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant, one Class B warrant and one Class C warrant at a purchase price of $0.22 per unit.  Each warrant gives the holder the right to purchase one share of common stock.  The Company granted registration rights covering all shares of common stock and all shares issuable upon the exercise of the warrants.   The Class A warrants had an exercise price of $0.22 per share, were exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending March 31, 2008, and expired at the end of the exercise period.  The Class B warrants had an exercise price of $0.30 per share, were exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on June 30, 2008, and expired at the end of the exercise period.  The Class C warrants had an exercise price of $0.30 per share, were exercisable during the period commencing on the date the registration statement was declared effective by the SEC and ending on December 31, 2008, and expired at the end of the exercise period.

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In February 2008, the Company sold one Class A warrant exercisable into 500,000 shares of common stock, one Class B warrant exercisable into 1,000,000 shares of common stock and one Class C warrant exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100.  The Class A warrant had an exercise price of $0.20 per share, was exercisable until February 29, 2008, and expired at the end of the exercise period.  The Class B warrant had an exercise price of $0.30 per share, was exercisable until June 30, 2008, was callable by the Company if certain criteria are satisfied, and expired at the end of the exercise period.  The Class C warrant had an exercise price of $0.40 per share, was exercisable until December 31, 2008, was callable by the Company if certain criteria are satisfied, and expired at the end of the exercise period.

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

In June 2008, the Company completed a private offering of 675,000 shares of common stock, Class A warrants exercisable into 675,000 shares of common stock and Class B warrants exercisable into 675,000 shares of common stock for aggregate cash consideration of $108,000.  These securities were sold in units comprised of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.16 per unit.  The Company paid finder fees consisting of 101,250 units identical to the units sold in the offering.  The Company agreed to provide each investor with an opportunity to include all shares of common stock and all shares of common stock issued upon the exercise of the warrants in any registration statement that the Company files with the SEC for the purposes of a public offering of the Company’s securities (excluding registration statements on Forms S-4 or S-8).  The Class A warrants were initially exercisable into one share of common stock at an exercise price of $0.20 per share, were exercisable during a period of 90 days beginning on the date of grant, and expired at the end of the exercise period.  The Class B warrants were initially exercisable into one share of common stock at an exercise price of $0.30 per share, were exercisable during a period beginning on the date of grant and ending on December 31, 2008, and expired at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

In July 2008, the Company completed a private offering of Class A warrants exercisable into 1,000,000 shares of common stock for aggregate gross proceeds of $100.  The Class A warrants had an exercise price of $0.20 per share, were exercisable until December 31, 2008, and expired at the end of the exercise period.

During the year ended December 31, 2008, the Company received aggregate gross proceeds of $597,415 from the exercise of warrants held by the Company’s security holders.  The Company issued a total of 3,463,250 shares of its common stock in connection therewith at exercise prices ranging between $0.12 and $0.40 per share.

Note 10.  Stock Options

Stock options exercisable into a total of 9,176,500 and 7,660,000 shares of the Company’s common stock were outstanding on December 31, 2008 and 2007, respectively.  The weighted average exercise price of the stock options outstanding on December 31, 2008 and 2007 was $0.41 and $0.45, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 231% and 290%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

In January 2007, the Company issued a stock option to a new non-executive employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.69 per share and vests as follows: 25% on the date of grant and 25% per year commencing January 22, 2008.  The option has a term of 10 years and was valued at $68,997 on the date of grant.  The Company recognized $17,234 and $30,234 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of this option.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In March 2007, the Company issued a stock option to a new employee to acquire 40,000 shares of common stock.  The option has an exercise price of $0.67 per share and vests as follows: 25% on the date of grant and 25% per year commencing March 1, 2008.  The option has a term of 10 years and was valued at $26,799 on the date of grant.  The Company recognized $9,194 of expense during the year ended December 31, 2007 in connection with the issuance of this option.  The Company did not recognize any expense during the year ended December 31, 2008 becuase the employee was terminated in November 2007.

In September 2007, the Company issued a stock option to Alex Soufflas, its Chief Financial Officer and Executive Vice President, to acquire 500,000 shares of common stock.  The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $249,982 on the date of grant.  The Company recognized $62,453 and $20,190 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of this option.

In September 2007, the Company issued a stock option to Patricia S. Bathurst, its Vice President — Marketing, to acquire 400,000 shares of common stock.  The option has an exercise price of $0.50 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $199,986 on the date of grant.  The Company recognized $49,962 and $16,152 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of this option.

In September 2007, the Company issued a stock option to a non-executive employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.51 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $50,996 on the date of grant.  The Company recognized $12,740 and $4,014 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of this option.

In October 2007, the Company issued stock options for a total of 75,000 shares of common stock to three of its non-executive employees.  The options are exercisable at $0.51 per share and have a term of 10 years.  The options vested immediately on the date of grant with respect to 2,500 shares.  The options vest with respect to the remainder of the shares in three equal annual installments beginning on the first anniversary of the date of grant. The options have a term of 10 years and were valued at $38,247 on the date of grant. The Company recognized $12,737 and $6,620 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of this option.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In October 2007, the Company issued a stock option to a non-executive employee for 15,000 shares of common stock.  The option is exercisable at $0.51 per share, has a term of 10 years, and vests in three equal annual installments beginning on the first anniversary of the date of grant. The options have a term of 10 years and were valued at $7,649 on the date of grant. The Company recognized $2,547 and $621 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of this option.

In November 2007, the Company issued a stock option to a non-executive employee to acquire 250,000 shares of common stock.  The option has an exercise price of $0.45 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $112,490 on the date of grant.  The Company recognized $28,103 and $4,620 of expense during the years ended December 31, 2008 and 2007, respectively, in connection with the issuance of this option.

In January 2008, the Company issued a stock option to a new employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.23 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $22,997 on the date of grant. The Company recognized $5,383 of expense during the year ended December 31, 2008 in connection with the issuance of this option.

In March 2008, the Company issued a stock option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 400,000 shares of common stock.  Each option has an exercise price of $0.28 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The options have a term of 10 years and had a total value of $335,962 on the date of grant. The Company recognized $83,933 of expense during the year ended December 31, 2008 in connection with the issuance of this option.

In December 2008, the Company issued a stock option to Patricia S. Bathurst to acquire 286,500 shares of common stock in full payment of deferred salary compensation that was earned by her during 2008 and payable to her as of December 31, 2008.  The option has an exercise price of $0.055 per share and was vested in full on the date of grant.  The option has a term of 10 years and was valued at $15,754 on the date of grant, all of which was recognized as expense during the year ended December 31, 2008.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

A summary of the stock options issued during the years ended December 31, 2008 and 2007 is set forth below.  No stock options were exercised during the years ended December 31, 2008 and 2007.

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, January 1, 2007	8,095,000	$0.43

Granted	1,480,000	0.51
Expired	(1,915,000)	0.40

Outstanding, December 31, 2007	7,660,000	$0.45

Granted	1,586,500	0.24
Expired	(70,000)	0.55

Outstanding, December 31, 2008	9,176,500	$0.41

Exercisable, December 31, 2007	6,222,500	$0.44
Exercisable, December 31, 2008	6,834,000	$0.42

Year Ended December 31,	Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

2008	$0.055 – $0.88	9,176,500	9.32	$0.41
2007	$0.40 – $0.88	7,660,000	9.19	$0.45

Note 11.  Related-Party Transactions

In September 2007, the Company issued a restricted stock award to David M. Daniels, its President and Chief Executive Officer, for 600,000 shares of common stock.  The award vests in four equal annual installments commencing on the first anniversary of the date of grant.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In September 2007, the Company issued a stock option to Alex Soufflas, its Chief Financial Officer and Executive Vice President, to acquire 500,000 shares of common stock.  The option has an exercise price of $0.50 per share, vests in four equal annual installments beginning on the first anniversary of the date of grant, and has a term of 10 years.

In September 2007, the Company issued a stock option to Patricia S. Bathurst, its Vice President — Marketing, to acquire 400,000 shares of common stock.  The option has an exercise price of $0.50 per share, vests in four equal annual installments beginning on the first anniversary of the date of grant, and has a term of 10 years.

In March 2008, the Company issued a stock option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 400,000 shares of common stock.  Each option has an exercise price of $0.28 per share and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The options have a term of 10 years.

In December 2008, the Company issued 690,000 and 523,500 shares of common stock to David M. Daniels, its President and Chief Executive Officer, and Alex Soufflas, its Vice President and Chief Financial Officer, respectively, in full payment of deferred salary compensation that was earned by each of them during 2008 and payable to each of them as of December 31, 2008.

In December 2008, the Company issued a stock option to Patricia S. Bathurst to acquire 286,500 shares of common stock in full payment of deferred salary compensation that was earned by Ms. Bathurst during 2008 and payable to her as of December 31, 2008.  The option has an exercise price of $0.055 per share, was vested in full on the date of grant, and has a term of 10 years.

Note 12.  Subsequent Events

In January 2009, the Company issued 600,000 shares of common stock to a consultant for marketing and advisory services pursuant to a consulting agreement.

EXHIBIT INDEX

Exhibit	Exhibit Description

10.36	Option to Acquire Shares of Common Stock, dated December 30, 2008, issued by the Company to Patricia S. Bathurst

21.1	Subsidiaries of the Company

23.1	Consent of H J & Associates, LLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended