Form 10-Q
period 2009-03-31
National Health Partners Inc
filed 2009-05-15
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

or

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

(215) 682-7114

(Issuer’s Telephone Number, including
Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1394 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 58,539,406 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on May 12, 2009.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash	$3,723	$177,545
Prepaid expense	190,797	205,690
Deposits	105,867	114,378

Total current assets	300,387	497,613

Property and equipment, net	26,595	33,842
Prepaid expense	190,783	201,669
Deposits	19,000	19,000

Total assets	$536,765	$752,124

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$93,580	$68,513
Refunds payable	4,732	—
Accrued expenses	107,889	13,014
Deferred revenue	57,498	79,008

Total current liabilities	263,699	160,535

Total liabilities	263,699	160,535

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,286,281 and 52,586,281 shares issued and outstanding on March 31, 2009 and December 31, 2008, respectively	53,286	52,586
Additional paid-in capital	25,299,120	25,195,670
Deferred compensation	(162,528)	(205,133)
Accumulated deficit	(24,916,812)	(24,451,534)

Total stockholders’ equity	273,066	591,589

Total liabilities and stockholders’ equity	$536,765	$752,124

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Net revenue	$417,843	$822,177

Direct costs	131,944	467,875

Gross profit	285,899	354,302

Operating expenses:
Selling and marketing	36,041	78,925
General and administrative	715,218	1,102,100

Total operating expenses	751,259	1,181,025

Loss from operations	(465,360)	(826,723)

Other income (expense):
Interest income	83	9
Loss on extinguishment of debt	—	(30,000)

Total other income (expense)	83	(29,991)

Net loss	$(465,277)	$(856,714)

Loss per share — basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding — basic and diluted	53,145,170	40,526,153

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities

Net loss	$(465,277)	$(856,714)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	98,383	219,498
Options issued for services	68,151	68,313
Depreciation	7,246	11,664
Loss on extinguishment of debt	—	30,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	21,257
Decrease in deposits	8,511	60,239
Decrease in other current assets	—	1,280
Increase (decrease) in accounts payable and accrued expenses	119,942	(45,326)
Increase in refunds payable	4,732	—
Increase (decrease) in deferred revenue	(21,510)	124,009

Net cash used by operating activities	(179,822)	(365,780)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities

Proceeds from sale of stocks and warrants	6,000	240
Proceeds from exercise of warrants	—	408,415
Proceeds from issuance of note payable	—	50,000
Payments on note payable	—	(20,000)

Net cash provided by financing activities	6,000	438,655

Net increase (decrease) in cash	(173,822)	72,875
Cash at beginning of period	177,545	32,206

Cash at end of period	$3,723	$105,081

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for services	$30,000	$113,300
Stock options issued for services	$—	$358,960
Common stock issued for extinguishment of debt	$—	$60,000

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

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

March 31, 2009

Note 2.  Basis of Presentation (Continued)

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated in consolidation.  Certain amounts in the financial statements for 2008 have been reclassified to conform to the 2009 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

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

As of March 31, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

Note 3.  Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance therewith, the Company recognized stock compensation expense of $98,383 and $287,811 for the three months ended March 31, 2009 and 2008, respectively.

Note 4.  Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 13,145,717 and 20,527,342 shares of common stock underlying options and warrants that were outstanding on March 31, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended March 31,
	2009	2008

Net loss as reported	$(465,277)	$(856,714)

Weighted average number of shares outstanding — basic and diluted	53,145,170	40,526,153

Loss per share — basic and diluted	$(0.01)	$(0.02)

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

Note 5.  Property and Equipment

Property and equipment consisted of the following at March 31, 2009:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(255,447)

Net property and equipment	$26,595

Depreciation expense was $7,246 and $11,664 for the three months ended March 31, 2009 and 2008, respectively.

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

As of March 31, 2009, the Company had a total of $124,867 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $30,867 was being held by PayTran Payment Systems, and $19,000 was being held by the lessor of the Company’s office space.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2009	$129,657
2010	72,032

$201,689

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2009	$800,660
2010	144,161

$944,821

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

Note 8.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2009, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9.  2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2009, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10.  401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $2,833 and $7,620 to the plan during the three months ended March 31, 2009 and 2008, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

Note 11.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at March 31, 2009 and 2008, respectively, of which 53,286,281 and 42,478,106 shares of common stock were outstanding at March 31, 2009 and 2008, respectively.  Warrants exercisable into an aggregate of 3,969,217 and 11,607,342 shares of the Company’s common stock were outstanding on March 31, 2009 and 2008, respectively.

Non Capital-Raising Transactions

In January 2009, the Company issued a total of 600,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $30,000. The Company recognized $2,274 of expense during the three months ended March 31, 2009 in connection with the issuance of these shares.

Capital-Raising Transactions

In March 2009, the Company commenced a private offering of up to 2,400,000 shares of its common stock for total cash consideration of up to $90,000.  The shares were being sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.075 per unit.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.075 per share, are exercisable during the period commencing on the date of grant and ending September 30, 2009, and expire at the end of the exercise period.  As of March 31, 2009, the Company had received total gross proceeds of $6,000 from this offering.

Note 12.  Stock Options

Stock options exercisable into an aggregate of 9,176,500 and 8,920,000 shares of the Company’s common stock were outstanding on March 31, 2009 and 2008, respectively, of which 7,159,000 and 6,237,500 shares were vested, respectively.  No options were exercised during the three months ended March 31, 2009 and 2008, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 231% and 282%, a risk-free interest rate of between 3.5% and 5% and a remaining contractual life of between 9.15 and 9.95 years.

Note 13.  Subsequent Events

In April 2009, the Company increased the number of units available for sale under the private offering that commenced in March 2009 to 3,000,000 units representing 6,000,000 shares of common stock and Class A warrants exercisable into 3,000,000 shares of common stock for aggregate gross proceeds of $225,000.  The Company completed the private offering in April 2009 having sold 2,673,000 units representing 5,346,000 shares of common stock and Class A warrants exercisable into 2,673,000 shares of common stock for aggregate gross proceeds of $200,475.

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

•                  our dependence on a single insurance company for the insurance benefits offered as part of our CARExpress PlusTM programs;

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” the “registrant” “we,” “us” or “our” and similar terms in this report refer to National Health Partners, Inc. and its subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein and under the caption “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.  The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

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

We experienced a decrease in revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  However, the shift in our sales strategy, coupled with cost-cutting initiatives that we implemented over the past few quarters in response to deteriorating economic conditions, have resulted in substantially lower direct costs.  As a result, our gross profit margin for the three months ended March 31, 2009 was substantially higher than our gross profit margin for the three months ended March 31, 2008.  Similarly, our net loss and net loss per share for the three months ended March 31, 2009 were substantially lower than our net loss and net loss per share for the three months ended March 31, 2008.  The shift in our sales strategy and the implementation of cost-cutting initiatives also resulted in a substantial decrease in net cash used by operating activities during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

We generated revenue of $417,843 for the three months ended March 31, 2009 compared to revenue of $822,177 for the three months ended March 31, 2008.  We achieved a gross profit of $285,899 and gross profit percentage of 68% for the three months ended March 31, 2009, compared to a gross profit of $354,302 and gross profit margin of 43% for the three months ended March 31, 2008.  We recognized a net loss of $(465,277), or $(0.01) per share, for the three months ended March 31, 2009, compared to a net loss of $(856,714), or $(0.02) per share, for the three months ended March 31, 2008.  Net cash used by operating activities was $(179,822) for the three months ended March 31, 2009 compared to $(365,780) for the three months ended March 31, 2008, representing a decrease of 51%.

We will generate future revenue and members primarily through sales of our CARExpressTM health discount programs and our CARExpress PlusTM membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and various marketing and advertising campaigns.  We have entered into agreements with several affinity groups through which we are generating sales of our

CARExpressTM membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpressTM membership programs.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and, if necessary, proceeds from the issuance of equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase substantially during the quarter ended June 30, 2009 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate revenue of between $8 million and $12 million during the year ended December 31, 2009.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past few quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2009 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2009.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $404,334 to $417,843 for the three months ended March 31, 2009 from $822,177 for the three months ended March 31, 2008.  The decrease of $404,334 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 30% of the revenue that we generated during the three months ended March 31, 2009 was derived from sales of our membership programs to first-time members, compared to approximately 70% during the three months ended March 31, 2008.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $335,931 to $131,944 for the three months ended March 31, 2009, from $467,875 for the three months ended March 31, 2008.  The decrease of $335,931 was due to decreases of $226,968 for sales commissions and $108,963 for PPO and provider network costs resulting from the decrease in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $42,884 to $36,041 for the three months ended March 31, 2009, from $78,925 for the three months ended March 31, 2008.  The decrease of $42,884 was due primarily to a decrease of $33,826 for salaries and other compensation paid to employees selling and marketing our membership programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $38,918 to

$479,145 for the three months ended March 31, 2009, from $518,063 for the three months ended March 31, 2008.  The decrease of $38,918 was due primarily to decreases of $26,008 for salary expense and $8,462 for restricted stock award expense.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $149,689 to $99,770 for the three months ended March 31, 2009 from $249,459 for the three months ended March 31, 2008.  The decrease of $149,689 was due primarily to  decreases of $112,653 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, and $33,353 in legal fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $198,275 to $136,303 for the three months ended March 31, 2009 from $334,578 for the three months ended March 31, 2008.  The decrease of $198,275 resulted primarily from decreases of $92,063 for bank service charges associated with new and recurring member transactions, $20,923 for office supplies, $18,879 for printing and reproduction costs, and $16,733 for postage and delivery costs.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Loss on the Extinguishment of Debt

Loss on the extinguishment of debt consists of the loss that we recognized in connection with the payment of $20,000 and the issuance of 240,000 shares of common stock to a debt holder in full payment of all principal and interest that was due and payable under a $50,000 promissory note and a mutual release from any and all claims arising out of the promissory note.  We recognized a loss on the extinguishment of debt of $30,000 during the three months ended March 31, 2008 in connection with the issuance of these shares.  We did not recognize any such loss during the three months ended March 31, 2009.  We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $391,437 to $465,277 for the three months ended March 31, 2009, from $856,714 for the three months ended March 31, 2008.  The decrease of $391,437 was primarily due to decreases of $335,931 for direct costs incurred in connection with the sale of our membership programs, $198,275 for other general and administrative expenses, $149,689 for professional fees, $42,884 for selling and marketing expenses, $38,918 for employee compensation expenses and $30,000 for loss on the extinguishment of debt, partially offset by a decrease of $404,334 for revenue. We expect to begin generating a net profit from operations during 2009 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of May 13, 2009, we had cash and cash equivalents of approximately $115,000.

Net cash used by operating activities was $179,822 for the three months ended March 31, 2009, compared to $365,780 for the three months ended March 31, 2008.  The $185,958 decrease in cash used by operating activities was due primarily to a decrease of $391,437 for net loss and an increase of $165,268 for accounts payable and accrued expenses.  These amounts were partially offset by decreases of $121,277 for equity-based compensation expense, $51,728 for deposits, $30,000 for loss on the extinguishment of debt and $145,519 for deferred revenue, and an increase of $21,257 for accounts receivable.

We did not have any cash flows from investing activities for the three months ended March 31, 2009 and 2008.

Net cash provided by financing activities was $6,000 for the three months ended March 31, 2009, compared to $438,655 for the three months ended March 31, 2008.  The $432,655 decrease in cash provided by financing activities was due to decreases of $408,415 for proceeds from the exercise of warrants and $50,000 for proceeds from the issuance of debt. These amounts were partially offset by an increase of $5,760 for proceeds from the sale of stock and warrants and a decrease of $20,000 for payments on debt.

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

In April 2009, we completed a private offering of 5,346,000 shares of our common stock and Class A warrants exercisable into 2,673,000 shares of our common stock for aggregate gross proceeds of $200,475.  The Class A warrants have an exercise price of $0.075 per share, are exercisable until September 30, 2009, and expire at the end of the exercise period.

During the period beginning January 1, 2008 and ending May 1, 2009, we issued 3,463,250 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.12 and $0.40 per share for aggregate gross proceeds of $597,415.

To date, our capital needs have been met primarily through sales of equity securities and proceeds received upon the exercise of warrants held by our security holders.   We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities and proceeds from the issuance of equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of March 31, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In March 2009, we commenced a private offering of up to 2,400,000 shares of our common stock for total cash consideration of up to $90,000.  The shares were being sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.075 per unit.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.075 per share, are exercisable during the period commencing on the date of grant and ending September 30, 2009, and expire at the end of the exercise period.  As of March 31, 2009, we had sold 80,000 units for total gross proceeds of $6,000 from this offering.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

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

NATIONAL HEALTH PARTNERS, INC.

Date: May 14, 2009	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended