Form 10-Q
period 2009-06-30
National Health Partners Inc
filed 2009-08-14
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 67,289,081 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on August 10, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash	$53,906	$177,545
Prepaid expense	162,307	205,690
Deposits	103,651	114,378
Other current assets	800	—

Total current assets	320,664	497,613

Property and equipment, net	21,910	33,842
Prepaid expense	164,708	201,669
Deposits	19,000	19,000

Total assets	$526,282	$752,124

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$126,234	$68,513
Refunds payable	8,807	—
Accrued expenses	103,191	13,014
Deferred revenue	94,541	79,008

Total current liabilities	332,773	160,535

Total liabilities	332,773	160,535

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 62,439,081 and 52,586,281 shares issued and outstanding on June 30, 2009 and December 31, 2008, respectively	62,439	52,586
Additional paid-in capital	25,754,812	25,195,670
Deferred compensation	(143,842)	(205,133)
Accumulated deficit	(25,479,900)	(24,451,534)

Total stockholders' equity	193,509	591,589

Total liabilities and stockholders' equity	$526,282	$752,124

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenue	$375,228	$882,016	$793,071	$1,704,193

Direct costs	226,033	233,535	357,977	701,410

Gross profit	149,195	648,481	435,094	1,002,783

Operating expenses:
Selling and marketing	31,050	56,050	67,091	134,975
General and administrative	681,237	973,468	1,396,455	2,075,568

Total operating expenses	712,287	1,029,518	1,463,546	2,210,543

Loss from operations	(563,092)	(381,037)	(1,028,452)	(1,207,760)

Other income (expense):
Interest income	4	35	87	44
Loss on extinguishment of debt	—	—	—	(30,000)

Total other income (expense)	4	35	87	(29,956)

Net loss	$(563,088)	$(381,002)	$(1,028,365)	$(1,237,716)

Loss per share — basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding — basic and diluted	59,344,518	46,033,765	56,263,627	42,930,508

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities

Net loss	$(1,028,365)	$(1,237,716)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	253,084	364,047
Options issued for services	157,071	136,988
Depreciation	11,932	20,233
Loss on extinguishment of debt	—	30,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	21,257
Decrease (increase) in deposits	10,727	(123,189)
Increase in other current assets	(800)	(7,275)
Increase (decrease) in accounts payable and accrued expenses	147,897	(62,514)
Increase in refunds payable	8,807	4,740
Increase in deferred revenue	15,533	65,219

Net cash used by operating activities	(424,114)	(788,210)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities

Proceeds from sale of stocks and warrants	300,475	183,240
Proceeds from exercise of warrants	—	597,415
Proceeds from issuance of note payable	—	50,000
Payments on note payable	—	(20,000)

Net cash provided by financing activities	300,475	810,655

Net increase (decrease) in cash	(123,639)	22,445
Cash at beginning of period	177,545	32,206

Cash at end of period	$53,906	$54,651

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for services	$111,450	$1,360,200
Stock options issued for services	$20,245	$358,960
Common stock issued for extinguishment of debt	$—	$60,000
Common stock issued for stock offering costs	$40,068	$27,450

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

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

June 30, 2009

Note 2.  Basis of Presentation (Continued)

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

As of June 30, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

Note 3.  Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance therewith, the Company recognized stock compensation expense of $243,621 and $213,225 for the three months ended June 30, 2009 and 2008, respectively, and $410,155 and $501,036 for the six months ended June 30, 2009 and 2008, respectively.

Note 4.  Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 17,438,650 and 18,739,092 shares of common stock underlying options and warrants that were outstanding on June 30, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net loss as reported	$(563,088)	$(381,002)	$(1,028,365)	$(1,237,716)

Weighted average number of shares outstanding – basic and diluted	59,344,518	46,033,765	56,263,627	42,930,508

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

Note 5.  Property and Equipment

Property and equipment consisted of the following at June 30, 2009:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(260,132)

Net property and equipment	$21,910

Depreciation expense was $4,685 and $8,570 for the three months ended June 30, 2009 and 2008, respectively, and $11,932 and $20,233 for the six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009, the Company had a total of $122,651 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $28,651 was being held by PayTran Payment Systems, and $19,000 was being held by the lessor of the Company’s office space.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2009	$88,205
2010	73,504

$161,709

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2009	$533,773
2010	144,161

$677,934

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

Note 8.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2009, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9.  2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2009, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10.  401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $2,177 and $8,025 to the plan during the three months ended June 30, 2009 and 2008, respectively, and $4,888 and $15,645 to the plan during the six months ended June 30, 2009 and 2008, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

Note 11.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at June 30, 2009 and 2008, respectively, of which 62,439,081 and 47,454,356 shares of common stock were outstanding at June 30, 2009 and 2008, respectively.  Warrants exercisable into an aggregate of 8,037,150 and 9,819,092 shares of the Company’s common stock were outstanding on June 30, 2009 and 2008, respectively.

Non Capital-Raising Transactions

In January 2009, the Company issued a total of 600,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $30,000. The Company recognized $2,493 and $4,767 of expense during the three and six months ended June 30, 2009 in connection with the issuance of these shares.

In June 2009, the Company issued 500,000 and 405,000 shares of common stock to David M. Daniels, its President and Chief Executive Officer, and Alex Soufflas, its Vice President and Chief Financial Officer, respectively, in full payment of deferred salary compensation that was earned by each of them during the three months ended March 31, 2009 and payable to each of them as of March 31, 2009.  The shares were valued at $0.09 per share for total consideration of $81,450, all of which was recognized as expense during the three and six months ended June 30, 2009.

Capital-Raising Transactions

In April 2009, the Company completed a private offering of 5,346,000 shares of its common stock and Class A warrants exercisable into 2,673,000 shares of common stock for aggregate cash consideration of $200,475.  The shares were sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.075 per unit.   The Company paid finder fees consisting of 400,900 units identical to the units sold in the offering.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.075 per share, are exercisable during the period commencing on the date of grant and ending September 30, 2009, and expire at the end of the exercise period.

In May 2009, the Company sold 2,000,000 shares of common stock and Class A warrants exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100,000.  The Company paid finder fees consisting of 200,000 shares of common stock and 100,000 Class A warrants.  The Class A warrants have an exercise price of $0.075 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2009, and expire at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

Note 12.  Stock Options

Stock options exercisable into an aggregate of 9,401,500 and 8,920,000 shares of the Company’s common stock were outstanding on June 30, 2009 and 2008, respectively, of which 7,384,000 and 6,237,500 shares were vested, respectively.  No options were exercised during the three and six months ended June 30, 2009 and 2008, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 227% and 282%, a risk-free interest rate of between 2.25% and 5% and a remaining contractual life of between 9.15 and 9.95 years.

In June 2009, the Company issued a stock option to Patricia S. Bathurst to acquire 225,000 shares of common stock in full payment of deferred salary compensation that was earned by her during the three months ended March 31, 2009 and payable to her as of March 31, 2009.  The option has an exercise price of $0.09 per share and was vested in full on the date of grant.  The option has a term of 10 years and was valued at $20,245 on the date of grant, all of which was recognized as expense during the three and six months ended June 30, 2009.

Note 13.  Subsequent Events

The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In July 2009, the Company completed a private offering of 500,000 shares of its common stock and Class A warrants exercisable into 250,000 shares of common stock for aggregate cash consideration of $30,000.  The shares were sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.12 per unit.   Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.06 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2009, and expire at the end of the exercise period.

In July 2009, the Company sold 2,000,000 shares of common stock and Class A warrants exercisable into 2,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100,000.  The Company paid finder fees consisting of 200,000 shares of common stock and 200,000 Class A warrants.  The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

Note 13.  Subsequent Events (Continued)

In August 2009, the Company completed a private offering of 2,150,000 shares of its common stock, Class A warrants exercisable into 1,075,000 shares of common stock and Class B warrants exercisable into 1,075,000 shares of common stock for aggregate cash consideration of $107,500.  The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.10 per unit.   Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2009, and expire at the end of the exercise period.   The Class B warrants have an exercise price of $0.10 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

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

Financial Results and Outlook

Our strategy is to continue to expand our position as a provider of unique discount healthcare membership programs.  We have implemented several strategic growth initiatives during the past 12 months through which we achieved new contracts and strategic partnerships with a number of organizations.  One of these initiatives involved a shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups, such as unions, associations, chambers of commerce, small business networks and web marketing groups.  These organizations typically have a large number of members and customers and thus, each one provides us with the opportunity to obtain a large number of sales.

We experienced a decrease in revenue for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 as a result of the aforementioned shift in our sales strategy.  However, the shift in our sales strategy, coupled with cost-cutting initiatives that we implemented over the past few quarters in response to deteriorating economic conditions, have resulted in lower direct costs and also resulted in a substantial decrease in net cash used by operating activities during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

We generated revenue of $375,228 and $793,071 for the three and six months ended June 30, 2009, respectively, compared to revenue of $882,016 and $1,704,193 for the three and six months ended June 30, 2008, respectively.  We achieved a gross profit of $149,195 and $435,094 for the three and six months ended June 30, 2009, respectively, compared to a gross profit of $648,481 and 1,002,783 for the three and six months ended June 30, 2008, respectively.  We recognized a net loss of $(563,088) and $(1,028,365) for the three and six months ended June 30, 2009, respectively, and a net loss per share of $(0.01) and $(0.02) for the three and six months ended June 30, 2009, respectively.  By comparison, we recognized a net loss of $(381,002) and $(1,237,716) for the three and six months ended June 30, 2008, respectively, and a net loss per share of $(0.01) and $(0.03) for the three and six months ended June 30, 2008, respectively.  Net cash used by operating activities was $(424,114) for the six months ended June 30, 2009 compared to $(788,210) for the six months ended June 30, 2008, representing a decrease of 46%.

We will generate future revenue and members primarily through sales of our CARExpressTM health discount programs and our CARExpress PlusTM membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and various marketing and advertising campaigns.  During the month of July 2009, we experienced rapid growth in the number of new members that we are generating through our business partners.  We have entered into agreements with several affinity groups through which we are generating sales of our CARExpressTM membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpressTM membership programs.  We are also in discussions with several organizations regarding the development of customized CARExpressTM programs that combine specific CARExpressTM benefits, like vision, dental, pharmacy and 24-hour nurseline, in a cost-effective manner that can be targeted towards specific groups and markets.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and, if necessary, proceeds from the issuance of equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue and cash flows from operating activities during the year ending December 31, 2009.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate increased revenue and cash flows from operating activities during the year ended December 31, 2009.

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

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $506,788 to $375,228 for the three months ended June 30, 2009 from $882,016 for the three months ended June 30, 2008.  The decrease of $506,788 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 75% of the revenue that we generated during the three months ended June 30, 2009 was derived from sales of our membership programs to first-time members, compared to approximately 30% during the three months ended June 30, 2008.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $7,502 to $226,033 for the three months ended June 30, 2009, from $233,535 for the three months ended June 30, 2008.  The decrease of $7,502 was due to a decrease of $31,872 for PPO and provider network costs, partially offset by an increase of $24,370 for sales commissions paid in connection with the acquisition of new members.  We expect our direct costs to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $25,000 to $31,050 for the three months ended June 30, 2009, from $56,050 for the three months ended June 30, 2008.  The decrease of $25,000 was due primarily to a decrease of $20,953 for salaries and other compensation paid to employees selling and marketing our membership programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $104,106 to $452,984 for the three months ended June 30, 2009, from $557,090 for the three months ended June 30, 2008.  The decrease of $104,106 was due primarily to decreases of $57,276 for salary expense and $32,381 for restricted stock award expense.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $58,033 to $69,340 for the three months ended June 30, 2009 from $127,373 for the three months ended June 30, 2008.  The decrease of $58,033 was due primarily to decreases of $38,916 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, and $16,773 for legal fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $130,092 to $158,913 for the three months ended June 30, 2009 from $289,005 for the three months ended June 30, 2008.  The decrease of $130,092 resulted primarily from decreases of $74,813 for bank service charges associated with new and recurring member transactions, $19,147 for insurance and $21,976 for repairs, as well as decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss increased $182,086 to $563,088 for the three months ended June 30, 2009, from $381,002 for the three months ended June 30, 2008.  The increase of $182,086 was primarily due to a decrease of $506,788 for revenue, partially offset by decreases of $130,092 for other general and administrative expenses, $104,106 for employee compensation expenses, $58,033 for professional fees and $25,000 for selling and marketing expenses.  We expect to begin generating a net profit from operations as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

Revenue

Revenue decreased $911,122 to $793,071 for the six months ended June 30, 2009 from $1,704,193 for the six months ended June 30, 2008.  The decrease of $911,122 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 60% of the revenue that we generated during the six months ended June 30, 2009 was derived from sales of our membership programs to first-time members, compared to approximately 50% during the six months ended June 30,

2008.  The remainder of the revenue that we generated during these periods was derived from existing members.

Direct Costs

Direct costs decreased $343,433 to $357,977 for the six months ended June 30, 2009, from $701,410 for the six months ended June 30, 2008.  The decrease of $343,433 was due to decreases of $202,598 for sales commissions and $140,835 for PPO and provider network costs resulting from the decrease in sales of our membership programs.

Selling and Marketing Expenses

Selling and marketing expenses decreased $67,884 to $67,091 for the six months ended June 30, 2009, from $134,975 for the six months ended June 30, 2008.  The decrease of $67,884 was due primarily to a decrease of $54,779 for salaries and other compensation paid to employees selling and marketing our membership programs.

General and Administrative Expenses

Employee Compensation Expense.  Employee compensation expense decreased $143,048 to $932,007 for the six months ended June 30, 2009, from $1,075,055 for the six months ended June 30, 2008.  The decrease of $143,048 was due primarily to decreases of $83,285 for salary expense and $40,844 for restricted stock award expense.

Professional Fees.  Professional fees decreased $203,727 to $173,105 for the six months ended June 30, 2009 from $376,832 for the six months ended June 30, 2008.  The decrease of $203,727 was due primarily to decreases of $151,569 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, and $50,126 for legal fees.

Other General and Administrative Expenses.  Other general and administrative expenses decreased $332,338 to $291,343 for the six months ended June 30, 2009 from $623,681 for the six months ended June 30, 2008.  The decrease of $332,338 resulted primarily from decreases of $186,876 for bank service charges associated with new and recurring member transactions, $28,974 for repairs, $20,425 for insurance, $18,879 for printing and reproduction costs, $17,437 for dues, subscriptions and corporate filing fees, $12,868 for postage and delivery costs and $11,747 for office supplies, as well as decreases in other miscellaneous general and administrative expenses.

Loss on the Extinguishment of Debt

Loss on the extinguishment of debt consists of the loss that we recognized in 2008 in connection with the payment of $20,000 and the issuance of 240,000 shares of common stock to a debt holder in full payment of all principal and interest that was due and payable under a $50,000 promissory note and a mutual release from any and all claims arising out of the promissory note.  We recognized a loss on the extinguishment of debt of $30,000 during the six months ended June 30, 2008 in connection with the issuance of these shares.  We did not recognize any such loss during the six months ended June 30, 2009.  We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $209,351 to $1,028,365 for the six months ended June 30, 2009, from $1,237,716 for the six months ended June 30, 2008.  The decrease of $209,351 was due primarily to decreases of $343,433 for direct costs incurred in connection with the sale of our membership programs, $332,338 for other general and administrative expenses, $203,727 for professional fees, $143,048 for employee compensation expenses and $67,884 for selling and marketing expenses, partially offset by a decrease of $911,122 for revenue.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of August 1, 2009, we had cash and cash equivalents of approximately $160,000.

Net cash used by operating activities was $424,114 for the six months ended June 30, 2009, compared to $788,210 for the six months ended June 30, 2008.  The $364,096 decrease in cash used by operating activities was due primarily to a decrease of $209,351 for net loss and increases of $210,411 for accounts payable and accrued expenses and $133,916 for deposits.  These amounts were partially offset by decreases of $90,880 for equity-based compensation expense, $30,000 for loss on the extinguishment of debt and $49,686 for deferred revenue.

We did not have any cash flows from investing activities for the six months ended June 30, 2009 and 2008.

Net cash provided by financing activities was $300,475 for the six months ended June 30, 2009, compared to $810,655 for the six months ended June 30, 2008.  The $510,180 decrease in cash provided by financing activities was due to decreases of $480,180 for proceeds from the sale of stock and exercise of warrants and $50,000 for proceeds from the issuance of debt. These amounts were partially offset by a decrease of $20,000 for payments on debt.

Our primary sources of capital over the past 12 months are set forth below.

In April 2009, we completed a private offering of 5,346,000 shares of our common stock and Class A warrants exercisable into 2,673,000 shares of our common stock for aggregate gross proceeds of $200,475.  The Class A warrants have an exercise price of $0.075 per share, are exercisable until September 30, 2009 and expire at the end of the exercise period.

In May 2009, we sold 2,000,000 shares of our common stock and Class A warrants exercisable into 1,000,000 shares of our common stock for aggregate gross proceeds of $100,000.  The Class A warrants have an exercise price of $0.075 per share, are exercisable until December 31, 2009 and expire at the end of the exercise period.

In July 2009, we completed a private offering of 500,000 shares of our common stock and Class A warrants exercisable into 250,000 shares of our common stock for aggregate cash consideration of $30,000.  The Class A warrants have an exercise price of $0.06 per share, are exercisable until December 31, 2009 and expire at the end of the exercise period.

In July 2009, we sold 2,000,000 shares of our common stock and Class A warrants exercisable into 2,000,000 shares of our common stock for aggregate gross proceeds of $100,000.  The Class A warrants have an exercise price of $0.05 per share, are exercisable until December 31, 2010 and expire at the end of the exercise period.

In August 2009, we completed a private offering of 2,150,000 shares of our common stock, Class A warrants exercisable into 1,075,000 shares of our common stock and Class B warrants exercisable into 1,075,000 shares of our common stock for aggregate cash consideration of $107,500.  The Class A warrants have an exercise price of $0.05 per share, are exercisable until December 31, 2009 and expire at the end of the exercise period.   The Class B warrants have an exercise price of $0.10 per share, are exercisable until December 31, 2010 and expire at the end of the exercise period.

During the period beginning January 1, 2008 and ending August 1, 2009, we issued 3,463,250 shares of common stock upon the exercise of warrants at exercise prices ranging between $0.12 and $0.40 per share for aggregate gross proceeds of $597,415.

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

We believe that our current cash resources will not be sufficient to sustain our operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities and proceeds from the issuance of equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of June 30, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2009, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In April 2009, we completed a private offering of 5,346,000 shares of our common stock and Class A warrants exercisable into 2,673,000 shares of our common stock for aggregate cash consideration of $200,475.  The shares were sold in units consisting of two shares of our common stock and one Class A warrant at a purchase price of $0.075 per unit.   We paid finder fees consisting of 801,800 shares of our common stock and Class A warrants exercisable into 400,900 shares of our common stock.  Each warrant gives the holder the right to purchase one share of our common stock.  The Class A warrants have an exercise price of $0.075 per share, are exercisable during the period commencing on the date of grant and ending September 30, 2009, and expire at the end of the exercise period.   These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In May 2009, we sold 2,000,000 shares of common stock and Class A warrants exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100,000.  We paid finder fees consisting of 200,000 shares of common stock and 100,000 Class A warrants.  Each warrant gives the holder the right to purchase one share of our common stock.  The Class A warrants have an exercise price of $0.075 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2009, and expire at the end of the exercise period. These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In June 2009, we issued 500,000 and 405,000 shares of our common stock to David M. Daniels and Alex Soufflas, respectively, and a stock option to Patricia S. Bathurst to acquire 225,000 shares of our common stock in full payment of deferred salary compensation that was earned by each of them during the three months ended March 31, 2009 and payable to each of them as of March 31, 2009.  The option that we granted to Ms. Bathurst has a term of 10 years, an exercise price of $0.09 per share and was vested in full on the date of grant.  The securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

NATIONAL HEALTH PARTNERS, INC.

Date: August 14, 2009	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended