Form 10-Q
period 2009-09-30
National Health Partners Inc
filed 2009-11-16
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 70,399,325 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on November 13, 2009.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2009	December 31,
	(Unaudited)	2008

Assets

Current assets:
Cash	$25,078	$177,545
Prepaid expense	128,640	205,690
Deposits	77,829	114,378
Other current assets	550	—

Total current assets	232,097	497,613

Property and equipment, net	18,669	33,842
Prepaid expense	143,209	201,669
Deposits	19,000	19,000

Total assets	$412,975	$752,124

Liabilities and stockholders’ equity (deficit)

Current liabilities
Accounts payable	$118,733	$68,513
Refunds payable	8,885	—
Accrued expenses	196,014	13,014
Deferred revenue	92,601	79,008

Total current liabilities	416,233	160,535

Total liabilities	416,233	160,535

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 67,289,081 and 52,586,281 shares issued and outstanding on September 30, 2009 and December 31, 2008, respectively	67,289	52,586
Additional paid-in capital	26,056,845	25,195,670
Deferred compensation	(124,951)	(205,133)
Accumulated deficit	(26,002,441)	(24,451,534)

Total stockholders’ equity (deficit)	(3,258)	591,589

Total liabilities and stockholders’ equity (deficit)	$412,975	$752,124

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue	$590,591	$528,301	$1,383,662	$2,232,494

Direct costs	357,106	170,881	715,083	872,290

Gross profit	233,485	357,420	668,579	1,360,204

Operating expenses:
Selling and marketing	21,212	47,203	88,303	182,178
General and administrative	734,838	920,910	2,131,293	2,996,479

Total operating expenses	756,050	968,113	2,219,596	3,178,657

Loss from operations	(522,565)	(610,693)	(1,551,017)	(1,818,453)

Other income (expense):
Interest income	23	918	110	961
Loss on extinguishment of debt	—	—	—	(30,000)

Total other income (expense)	23	918	110	(29,039)

Net loss	$(522,542)	$(609,775)	$(1,550,907)	$(1,847,492)

Loss per share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of shares outstanding — basic and diluted	66,265,168	50,188,595	59,634,110	45,597,184

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities

Net loss	$(1,550,907)	$(1,847,492)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	327,140	568,187
Options issued for services	226,455	205,664
Depreciation	15,173	28,280
Loss on extinguishment of debt	—	30,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	21,257
Decrease in deposits	36,549	173,228
Increase in other current assets	(550)	(6,587)
Increase (decrease) in accounts payable and accrued expenses	233,220	(232,846)
Increase in refunds payable	8,885	8,036
Increase in deferred revenue	13,593	67,557

Net cash used by operating activities	(690,442)	(984,716)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities

Proceeds from sale of stocks and warrants	537,975	857,640
Proceeds from exercise of warrants	—	597,415
Proceeds from issuance of note payable	—	50,000
Payments on note payable	—	(20,000)

Net cash provided by financing activities	537,975	1,485,055

Net increase (decrease) in cash	(152,467)	500,339
Cash at beginning of period	177,545	32,206

Cash at end of period	$25,078	$532,545

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for services	$—	$1,360,200
Stock options issued for services	$—	$358,960
Common stock issued for extinguishment of debt	$—	$60,000
Common stock issued for stock offering costs	$10,000	$83,700

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

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

September 30, 2009

Note 2.  Basis of Presentation (Continued)

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

As of September 30, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

Note 3.  Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of $74,056 and $204,140 for the three months ended September 30, 2009 and 2008, respectively, and $327,140 and $568,187 for the nine months ended September 30, 2009 and 2008, respectively.

Note 4.  Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 18,564,750 and 23,140,342 shares of common stock underlying options and warrants that were outstanding on September 30, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss as reported	$(522,542)	$(609,775)	$(1,550,907)	$(1,847,492)

Weighted average number of shares outstanding — basic and diluted	66,265,168	50,188,595	59,634,110	45,597,184

Loss per share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

Note 5.  Property and Equipment

Property and equipment consisted of the following at September 30, 2009:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(263,373)

Net property and equipment	$18,669

Depreciation expense was $3,242 and $8,047 for the three months ended September 30, 2009 and 2008, respectively, and $15,173 and $28,280 for the nine months ended September 30, 2009 and 2008, respectively.

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

As of September 30, 2009, the Company had a total of $96,829 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $2,829 was being held by PayTran Payment Systems, and $19,000 was being held by the lessor of the Company’s office space.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2009	$44,103
2010	73,504

$117,607

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2009	$266,867
2010	80,477

$347,344

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

Note 8.  2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2009, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9.  2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2009, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10.  401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $1,363 and $11,077 to the plan during the three months ended September 30, 2009 and 2008, respectively, and $6,251 and $26,600 to the plan during the nine months ended September 30, 2009 and 2008, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

Note 11.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at September 30, 2009 and 2008, respectively, of which 67,289,081 and 50,679,356 shares of common stock were outstanding at September 30, 2009 and 2008, respectively.  Warrants exercisable into an aggregate of 9,363,250 and 14,220,342 shares of the Company’s common stock were outstanding on September 30, 2009 and 2008, respectively.

Non Capital-Raising Transactions

In January 2009, the Company issued a total of 600,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $30,000. The Company recognized $7,288 of expense during the nine months ended September 30, 2009 in connection with the issuance of these shares.

In June 2009, the Company issued 500,000 and 405,000 shares of common stock to David M. Daniels, its President and Chief Executive Officer, and Alex Soufflas, its Vice President and Chief Financial Officer, respectively, in full payment of deferred salary compensation that was earned by each of them during the three months ended March 31, 2009 and payable to each of them as of March 31, 2009.  The shares were valued at $0.09 per share for total consideration of $81,450, all of which was recognized as expense during the nine months ended September 30, 2009.

Capital-Raising Transactions

In April 2009, the Company completed a private offering of 5,346,000 shares of its common stock and Class A warrants exercisable into 2,673,000 shares of common stock for aggregate cash consideration of $200,475.  The shares were sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.075 per unit.   The Company paid finder fees consisting of 400,900 units identical to the units sold in the offering.  Each warrant gave the holder the right to purchase one share of common stock.  The Class A warrants had an exercise price of $0.075 per share, were exercisable during the period commencing on the date of grant and ending September 30, 2009, and expired at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

Note 11.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

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

In July 2009, the Company completed a private offering of 500,000 shares of its common stock and Class A warrants exercisable into 250,000 shares of common stock for aggregate cash consideration of $30,000.  The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.12 per unit.   Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.06 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2009, and expire at the end of the exercise period.

In July 2009, the Company sold 2,000,000 shares of common stock and Class A warrants exercisable into 2,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100,000.  The Company paid finder fees consisting of 200,000 shares of common stock.  The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

Note 12.  Stock Options

Stock options exercisable into an aggregate of 9,201,500 and 8,920,000 shares of the Company’s common stock were outstanding on September 30, 2009 and 2008, respectively, of which 7,534,000 and 6,487,500 shares were vested, respectively.  No options were exercised during the three and nine months ended September 30, 2009 and 2008, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC 718.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 227% and 282%, a risk-free interest rate of between 2.25% and 5% and a remaining contractual life of between 9.15 and 9.95 years.

In June 2009, the Company issued a stock option to Patricia S. Bathurst to acquire 225,000 shares of common stock in full payment of deferred salary compensation that was earned by her during the three months ended March 31, 2009 and payable to her as of March 31, 2009.  The option has an exercise price of $0.09 per share and was vested in full on the date of grant.  The option has a term of 10 years and was valued at $20,245 on the date of grant, all of which was recognized as expense during the nine months ended September 30, 2009.

Note 13.  Subsequent Events

The Company has performed an evaluation of subsequent events through November 16, 2009, which is the date the financial statements were issued.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In October 2009, the Company completed a private offering of 1,004,560 shares of its common stock and Class A warrants exercisable into 502,280 shares of common stock for aggregate cash consideration of $50,228.  The shares were sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.10 per unit.   The Company paid finder fees consisting of 150,684 shares of common stock and Class A warrants exercisable into 75,342 shares of common stock.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending May 31, 2010, and expire at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009

Note 13.  Subsequent Events (Continued)

In November 2009, the Company completed a private offering of 700,000 shares of its common stock and Class A warrants exercisable into 350,000 shares of common stock for aggregate cash consideration of $35,000.  The shares were sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.10 per unit.   The Company paid finder fees consisting of 105,000 shares of common stock and Class A warrants exercisable into 52,500 shares of common stock.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending May 31, 2010, and expire at the end of the exercise period.

In November 2009, the Company entered into a Second Amendment to Lease Agreement with Liberty Property Limited Partnership.  The amendment extends the term of the Company’s existing lease of approximately 7,100 square feet of office space located at 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044 from May 31, 2010 to May 31, 2013.  The amendment provides for an initial monthly rent payment of $7,214 and an initial monthly operating expense payment of approximately $6,160.  The Company will be required to make minimum annual rent payments of approximately $86,500, $90,000 and $93,500, respectively, and estimated annual operating expense payments of approximately $74,000 (subject to periodic increases) during the three-year term of the amendment.

In November 2009, the Company completed a private offering of Class A warrants exercisable into 2,000,000 shares of common stock for aggregate cash consideration of $1,000.  The Company paid finder fees consisting of Class A warrants exercisable into 300,000 shares of common stock.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.04 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2009, and expire at the end of the exercise period.

In November 2009, the Company sold 1,000,000 shares of common stock and Class A warrants exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $50,000.  The Company paid finder fees consisting of 150,000 shares of common stock and Class A warrants exercisable into 150,000 shares of common stock.  The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

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

Financial Results and Outlook

Our strategy is to continue to expand our position as a provider of unique discount healthcare membership programs.  We have implemented several strategic growth initiatives during the past 12 months through which we achieved new contracts and strategic partnerships with a number of organizations.  One of these initiatives involved a shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups, such as unions, associations, chambers of commerce, small business networks and internet marketing firms.  These organizations typically have a large number of members and customers and thus, each one provides us with the opportunity to obtain a large number of sales.

We experienced a substantial increase in revenue and gross profit for the three months ended September 30, 2009 compared to the three months ended June 30, 2009 as a result of the aforementioned shift in our sales strategy.  The shift in our sales strategy, coupled with cost-cutting initiatives that we implemented over the past few quarters in response to deteriorating economic conditions, have also resulted in lower operating expenses and a substantial decrease in net cash used by operating activities during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

We generated revenue of $590,591 for the three months ended September 30, 2009, compared to revenue of $375,228 for the three months ended June 30, 2009, representing an increase of 57%.  We achieved a gross profit of $233,485 for the three months ended September 30, 2009, compared to a gross profit of $149,195 for the three months ended June 30, 2009, representing an increase of 56%.  We recognized a net loss of $(522,542) and $(1,550,907) for the three and nine months ended September 30, 2009, respectively, and a net loss per share of $(0.01) and $(0.03) for the three and nine months ended September 30, 2009, respectively.  By comparison, we recognized a net loss of $(609,775) and $(1,847,492) for the three and nine months ended September 30, 2008, respectively, and a net loss per share of $(0.01) and $(0.04) for the three and nine months ended September 30, 2008, respectively.  Net cash used by operating activities was $(690,442) for the nine months ended September 30, 2009 compared to $(984,716) for the nine months ended September 30, 2008, representing a decrease of 30%.

We will generate future revenue and members primarily through sales of our CARExpressTM health discount programs and our CARExpress PlusTM membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and various marketing and advertising campaigns.  We are beginning to experience rapid growth in the number of new members that we are generating through our business partners.  We have entered into agreements with several affinity groups through which we are generating sales of our CARExpressTM membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpressTM membership programs.  We are also in discussions with several organizations regarding the development of customized CARExpressTM programs that combine specific CARExpressTM benefits, like vision, dental, pharmacy and 24-hour nurseline, in a cost-effective manner that can be targeted towards specific groups and markets.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and, if necessary, proceeds from the issuance of equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue and cash flows from operating activities during the remainder of our fiscal year ending December 31, 2009.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, or that we will generate increased revenue and cash flows from operating activities during the remainder of our fiscal year ended December 31, 2009.

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

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue increased $62,290 to $590,591 for the three months ended September 30, 2009 from $528,301 for the three months ended September 30, 2008.  The increase of $62,290 resulted primarily from an increase in sales of our membership programs through internet marketers and other affinity groups.  Approximately 75% of the revenue that we generated during the three months ended September 30, 2009 was derived from sales of our membership programs to first-time members, compared to approximately 20% during the three months ended September 30, 2008.  The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $186,225 to $357,106 for the three months ended September 30, 2009, from $170,881 for the three months ended September 30, 2008.  The increase of $186,225 was due to an increase of $192,278 for sales commissions paid in connection with the acquisition of new members, partially offset by a decrease of $6,053 for PPO and provider network costs.  We expect our direct costs to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $25,991 to $21,212 for the three months ended September 30, 2009, from $47,203 for the three months ended September 30, 2008.  The decrease of $25,991 was due primarily to a decrease of $20,839 for salaries and other compensation paid to employees selling and marketing our membership programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $104,049 to $438,545 for the three months ended September 30, 2009, from $542,594 for the three months ended September 30, 2008.  The decrease of $104,049 was due primarily to decreases of $64,398 for salary expense and $32,737 for restricted stock award expense.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $99,076 to $84,532 for the three months ended September 30, 2009 from $183,608 for the three months ended September 30, 2008.  The decrease of $99,076 was due primarily to a decrease of $97,346 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses increased $17,053 to $211,761 for the three months ended September 30, 2009 from $194,708 for the three months ended September 30, 2008.  The increase of $17,053 resulted primarily from increases of $12,291 for rent and $14,667 for supplies, partially offset by a decrease of $10,799 for repairs.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $87,233 to $522,542 for the three months ended September 30, 2009, from $609,775 for the three months ended September 30, 2008.  The decrease of $87,233 was due primarily to an increase of $62,290 for revenue and decreases of $104,049 for employee compensation expenses and $99,076 for professional fees, partially offset by an increase of $186,225 for direct costs.  We expect to begin generating a net profit from operations as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

Revenue

Revenue decreased $848,832 to $1,383,662 for the nine months ended September 30, 2009 from $2,232,494 for the nine months ended September 30, 2008.  The decrease of $848,832 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 65% of the revenue that we generated during the nine months ended September 30, 2009 was derived from sales of our membership programs to first-time members, compared to approximately 35% during the nine months ended September 30, 2008.  The remainder of the revenue that we generated during these periods was derived from existing members.

Direct Costs

Direct costs decreased $157,207 to $715,083 for the nine months ended September 30, 2009, from $872,290 for the nine months ended September 30, 2008.  The decrease of $157,207 was due to decreases of $10,319 for sales commissions and $146,888 for PPO and provider network costs resulting from the decrease in sales of our membership programs.

Selling and Marketing Expenses

Selling and marketing expenses decreased $93,875 to $88,303 for the nine months ended September 30, 2009, from $182,178 for the nine months ended September 30, 2008.  The decrease of $93,875 was due primarily to a decrease of $75,618 for salaries and other compensation paid to employees selling and marketing our membership programs.

General and Administrative Expenses

Employee Compensation Expense.  Employee compensation expense decreased $254,181 to $1,363,468 for the nine months ended September 30, 2009, from $1,617,649 for the nine months ended September 30, 2008.  The decrease of $254,181 was due primarily to decreases of $147,682 for salary expense, $73,581 for restricted stock award expense and $20,471 for 401(k) contributions.

Professional Fees.  Professional fees decreased $302,803 to $257,637 for the nine months ended September 30, 2009 from $560,440 for the nine months ended September 30, 2008.  The decrease of $302,803 was due primarily to decreases of $248,915 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, and $66,083 for legal fees.

Other General and Administrative Expenses.  Other general and administrative expenses decreased $308,202 to $510,188 for the nine months ended September 30, 2009 from $818,390 for the nine months ended September 30, 2008.  The decrease of $308,202 resulted primarily from decreases of $157,965 for bank service charges associated with new and recurring member transactions, $39,774 for repairs, $23,813 for insurance, $13,036 for postage and delivery, and $23,316 for dues, subscriptions and corporate filing fees, as well as decreases in other miscellaneous general and administrative expenses.

Loss on the Extinguishment of Debt

Loss on the extinguishment of debt consists of the loss that we recognized in 2008 in connection with the payment of $20,000 and the issuance of 240,000 shares of common stock to a debt holder in full payment of all principal and interest that was due and payable under a $50,000 promissory note and a mutual release from any and all claims arising out of the promissory note.  We recognized a loss on the extinguishment of debt of $30,000 during the nine months ended September 30, 2008 in connection with the issuance of these shares.  We did not recognize any such loss during the nine months ended September 30, 2009.  We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $296,585 to $1,550,907 for the nine months ended September 30, 2009, from $1,847,492 for the nine months ended September 30, 2008.  The decrease of $296,585 was due primarily to decreases of $157,207 for direct costs incurred in connection with the sale of our membership programs, $309,952 for other general and administrative expenses, $302,803 for professional fees, $254,181 for employee compensation expenses and $93,875 for selling and marketing expenses, partially offset by a decrease of $848,832 for revenue.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of November 13, 2009, we had cash and cash equivalents of approximately $110,000.

Net cash used by operating activities was $690,442 for the nine months ended September 30, 2009, compared to $984,716 for the nine months ended September 30, 2008.  The $294,274 decrease in cash used by operating activities was due primarily to a decrease of $296,585 for net loss and an increase of $466,066 for accounts payable and accrued expenses.  These amounts were partially offset by decreases of $220,256 for equity-based compensation expense, $136,679 for deposits, $30,000 for loss on the extinguishment of debt and $53,964 for deferred revenue.

We did not have any cash flows from investing activities for the nine months ended September 30, 2009 and 2008.

Net cash provided by financing activities was $537,975 for the nine months ended September 30, 2009, compared to $1,485,055 for the nine months ended September 30, 2008.  The $947,080 decrease in cash provided by financing activities was due to decreases of $917,080 for proceeds from the sale of stock and exercise of warrants and $50,000 for proceeds from the issuance of debt. These amounts were partially offset by a decrease of $20,000 for payments on debt.

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

In October 2009, we completed a private offering of 1,004,560 shares of our common stock and Class A warrants exercisable into 502,280 shares of our common stock for aggregate cash consideration of $50,228.  The shares were sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.10 per unit.   The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending May 31, 2010, and expire at the end of the exercise period.

In November 2009, we completed a private offering of 700,000 shares of our common stock and Class A warrants exercisable into 350,000 shares of our common stock for aggregate cash consideration of $35,000.  The shares were sold in units consisting of two shares of common stock and one Class A warrant at a purchase price of $0.10 per unit.   The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending May 31, 2010, and expire at the end of the exercise period.

In November 2009, we completed a private offering of 1,000,000 shares of our common stock and Class A warrants exercisable into 1,000,000 shares of our common stock for aggregate cash consideration of $50,000.  The shares were sold in units consisting of one share of common stock and one Class A warrant at a purchase price of $0.05 per unit.   The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending May 31, 2010, and expire at the end of the exercise period.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of September 30, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2009, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

In July 2009, we sold 2,000,000 shares of common stock and Class A warrants exercisable into 2,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100,000.  We paid finder fees consisting of 200,000 shares of common stock.  Each warrant gives the holder the right to purchase one share of our common stock.  The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period. These securities were issued to one accredited investor in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In August 2009, we completed a private offering of 2,150,000 shares of our common stock, Class A warrants exercisable into 1,075,000 shares of our common stock and Class B warrants exercisable into 1,075,000 shares of our common stock for aggregate cash consideration of $107,500.  The shares were sold in units consisting of two shares of our common stock, one Class A warrant and one Class B warrant at a purchase price of $0.10 per unit. Each warrant gives the holder the right to purchase one share of our common stock.  The Class A warrants have an exercise price of $0.05 per share, are exercisable until December 31, 2009 and expire at the end of the exercise period.   The Class B warrants have an exercise price of $0.10 per share, are exercisable until December 31, 2010 and expire at the end of the exercise period.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 5.  Other Information.

The description set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with our issuance of stock to David M. Daniels and Alex Soufflas on June 15, 2009 and our issuance of a stock option to Patricia S. Bathurst on December June 15, 2009.

On June 15, 2009, we granted 500,000 and 405,000 shares of common stock to David M. Daniels and Alex Soufflas, respectively, and granted an option to Patricia S. Bathurst to acquire 225,000 shares of our common stock.  The shares and option were granted to Messrs. Daniels and Soufflas and Ms. Bathurst, respectively, in full payment of deferred salary compensation that was earned by each of them during the period commencing January 1, 2009 and ending March 31, 2009, and payable to them as of March 31, 2009.  The option is for a term of 10 years, has an exercise price of $0.09 per share (the closing market price of our common stock on the OTC Bulletin Board on the date of grant), and was vested in full on the date of grant.  In the event the employment of Ms. Bathurst is terminated for death, disability or retirement, her option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is one year after the date of such termination of employment (90 days in the case of termination due to retirement) or the expiration date of the option.  In the event her employment is terminated not for “cause” or is terminated by her for “good reason,” as such terms are defined in the option, the option vests in full immediately and remains exercisable until the expiration date of the option.  In the event her employment is terminated for “cause,” the option terminates immediately.

The foregoing description of the option does not purport to be complete and is qualified in its entirety by the terms of the option filed as Exhibit 10.1 to this report and incorporated by reference herein.

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Option to Acquire Shares of Common Stock, dated June 15, 2009, issued by the Company to Patricia S. Bathurst

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: November 16, 2009	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description
10.1	Option to Acquire Shares of Common Stock, dated June 15, 2009, issued by the Company to Patricia S. Bathurst

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended