Form 10-K
period 2009-12-31
National Health Partners Inc
filed 2010-03-31
CIK 1306109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended: December 31, 2009

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

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2009, was $10,732,278.

As of March 24, 2010, 82,094,070 shares of the registrant’s common stock were outstanding.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 1A.  Risk Factors” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Background

We were incorporated in Indiana on March 10, 1989 as “Spectrum Vision Systems of Indiana, Inc.”  In 2001, we changed our name to “National Health Partners, Inc.” and entered the discount medical plan industry to address the need for affordable healthcare nationwide.  From 2001 to 2004, we engaged in limited operations due to our lack of available capital.  During that time, our employees performed relatively limited duties and our operations were focused almost exclusively on building CARExpress™.  In early 2004, we took a number of steps to increase our business and generate revenue, including raising capital through private placements of our equity securities and marketing our membership programs to the public through mail, print ad, television and internet campaigns.  We also moved into a larger facility that provides us with 17 offices, a fully equipped state-of-the-art computer and telecommunications room, and the capacity to expand our customer service base to approximately 80 customer service representatives.  Since 2004, we have actively pursued opportunities to sell our membership programs.  During this period, we engaged in our first test marketing campaign and entered into agreements with several marketing and distribution partners to market and sell our membership programs.  During 2007, we completed the development of our CARExpress Plus™ programs and have been actively marketing and selling these programs to the public.

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

Healthcare Industry

The U.S. Department of Commerce estimates that 15.4% of all Americans, or 46.3 million individuals, were without health insurance coverage in 2008.  The Kaiser Commission estimates that the number of people who are underinsured increased 60% between 2003 and 2007.  According to the National Coalition on Healthcare (the “NHC”), the primary reason for this increase is that rapidly rising health insurance premiums have caused many employers to reduce or discontinue health insurance coverage.  The NHC stated that health care spending in the United States reached $2.4 trillion in 2008 and is expected to reach $4.3 trillion by 2016.  The NHC also stated that the average cost of family coverage is now nearly $12,700 per year, including worker contributions of nearly $3,400.

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

These increasing costs have led to limitations on reimbursement from insurance companies, HMOs and government sources.  Many employers have responded to the increased cost of providing health insurance to their employees by reducing or eliminating available insurance coverage and/or by requiring employees to contribute heavily in cost sharing through higher premiums, deductibles and payment.  As a result, more Americans are being forced to self-insure and pay a growing portion of the cost of their healthcare.  Some are entirely uninsured.  Others can only afford or choose only a high deductible or limited benefit health insurance policy.  In either case, this patient population increasingly forgoes medical procedures or relies on emergency care for its healthcare needs and often incurs prohibitive expenses.  Additionally, costs of healthcare for this patient population are often far higher than the amount an insurance company would pay for the same healthcare services for its insureds because the uninsured and underinsured patients have had no one to negotiate healthcare costs on their behalf.

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

Our CARExpress Plus™ programs are membership programs comprised of our CARExpress™ health discount programs and limited liability insurance benefits underwritten by U.S. Life.  Examples of the limited liability insurance benefits included in these programs are accidental death and dismemberment coverage (“AD&D”), accident medical expense coverage (“AME”), accident disability coverage, a daily hospital and intensive care unit (“ICU”) benefit, doctor visit benefits, inpatient/outpatient surgical visit benefits, as well as emergency room and ambulance benefits.  With CARExpress Plus™, our health discount programs provide our members with a “point of service” discount on their healthcare expenses at the time of service.  Then, the limited liability insurance benefits reimburse our members for some, if not all, of the remaining portion of their healthcare expenses.

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

•                  people who have reached the yearly and/or lifetime benefit limits of their insurance policies;

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

Customers

Our primary target customer group is comprised of the approximately 46 million Americans who have no health insurance of any kind.  This group includes self-employed individuals and part-time or temporary employees, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons. Our secondary target customer group is comprised of the millions of Americans who lack complete health insurance coverage. This group includes people with gaps in their insurance coverage, employees paying large deductibles or premiums, and employees who do not receive adequate insurance coverage through their employers. It also includes people who are underinsured because of restrictions or provisions in their managed care plans, such as limited coverage, high deductibles or co-insurance limits, people who have been turned down for insurance coverage for a medical procedure due to a pre-existing condition clause, and people who have been turned down for insurance because of age, occupation, medical history, lifestyle or other reasons.

Our CARExpress™ Membership Programs

We have designed two distinct groups of membership programs that we currently offer to our members: (i) our CARExpress™ health discount programs, and (ii) our CARExpress Plus™ membership programs.  Our CARExpress™ health discount programs enable our members to engage in point-of-service transactions directly with participating healthcare providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds.  Our CARExpress Plus™ programs are comprised of variations of our comprehensive CARExpress™ health discount program and limited liability insurance benefits underwritten by U.S. Life.  With CARExpress Plus™, our health discount programs provide our members with a point-of-service discount on their medical expenses at the time of service.  Then, the limited liability insurance benefits reimburse our members for some, if not all, of the remaining portion of their medical expenses.

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

CARExpress Plus™ Membership Programs

We sell our CARExpress™ health discount programs in combination with limited liability insurance benefits underwritten by U.S. Life as part of our CARExpress Plus™ membership programs.  Limited insurance benefit policies are less expensive than traditional comprehensive healthcare insurance and do not require the member to undergo any medical underwriting.  As a result, they are generally available to everyone, regardless of their health conditions.  The policies usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred healthcare costs.  These policies pay a certain amount for designated healthcare services.  For instance, a member could choose a program entitling him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days in a calendar year.

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

Healthcare Providers

We do not contract directly with any of the physicians, dentists, hearing care specialists, eye care specialists or other healthcare providers that participate in our CARExpress™ health savings network.  Instead, we contract with PPOs or their affiliates and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  We select and utilize only those provider networks that we believe can deliver adequate savings to our members while providing adequate support for our membership programs with the healthcare providers.  We typically pay a per member per month fee for use of a provider network that is determined in part based on the number of providers participating in the network, the number of our members accessing the network, and the particular products and services utilized by our members.  We only pay fees for those members authorized to utilize the network.  The agreements through which we have contracted for access to the PPO or other provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are not exclusive as it is not customary in the discount medical plan industry for PPOs to agree to work exclusively with a single healthcare savings organization, and most contain provisions maintaining the confidentiality of the terms of the agreement.

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

Marketing Organizations.  We utilize the services of marketing organizations, such as web marketing firms, to market our membership programs to prospective customers, such as individual consumers and employers typically having less than 50 employees.  Marketing organizations are groups of sales persons that market our membership programs directly to prospective customers through face-to-face contact and such media as television, radio, internet and print ads.  We pay our marketing organizations fees that are typically comprised of a commission on the sale price of the membership program and/or an up-front fee per member generated.  The amount of the commissions and up-front fees that we pay to marketing organizations are determined based on the type of membership programs being sold by the marketing organizations and the number of members being generated over a set period of time by the marketing organizations.

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

Competition

The discount medical plan industry is rapidly evolving and competition for members is becoming increasingly intense.  Competitors vary in size and in scope and breadth of the products and services they offer.  We offer membership programs that provide products and services similar to or directly in competition with products and services offered by PPOs, HMOs, healthcare membership programs, retail pharmacies, mail order prescription companies, and other ancillary healthcare insurance organizations.  Competition for new representatives is also intense, as these individuals have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

We believe that success in the discount medical plan industry is dependent upon the ability of companies to:

•                  identify retail markets and outlets, unions and associations, and consumers that may benefit from healthcare membership programs;

•                  maintain contracts with reputable PPOs and provider networks that offer substantial healthcare savings and reputable insurance companies that offer affordable health insurance policies;

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

Our principal competitors include Alliance HealthCard, Inc., AmeriPlan, Best Benefits, Careington International, Family Care, Full Access Medical, International Association of Businesses, New Benefits, Inc. and People’s Benefit Services.  People’s Benefit Services focuses generally on the provision of retail and mail order pharmacy services and vision and dental care, and thus competes with only a portion of our membership programs.  Alliance HealthCard, Inc., AmeriPlan, Best Benefits, Careington International, Family Care, Full Access Medical and New Benefits provide a broader range of products and services including hospital, physician, 24-hour nurseline, chiropractic and nursing home care, and thus compete with our full range of membership programs.  Our principal competitors generally offer their membership programs at a monthly or annual fee that is equal to or greater than the monthly fees that we charge for comparable membership programs, and offer cancellation privileges, refund guarantees, and trial periods of free or discounted memberships similar in nature and amount to those that we offer.

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

Regulatory and Legislative Issues

We are subject to a variety of laws and regulations applicable to companies engaged in the healthcare industry.  Because the nature of our services is relatively new and the discount medical plan industry is rapidly evolving, we may not be able to accurately predict which regulations will be applied to our business and we may become subject to new or amended regulations.

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

Compliance with federal and state regulations is generally our responsibility.  The discount medical plan industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing.  As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers.  Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

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

Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures.  Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. The Obama administration has stated as a top priority its desire to reform the U.S. health care system with the goal of providing affordable, accessible health care for all Americans. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. In addition, some members of Congress have proposed a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  However, an expansion of the government’s role in the U.S. healthcare industry could have a material adverse affect on our financial condition and results of operations.

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

Employees

As of March 24, 2010 we had 15 employees.  Of this number, 12 were full-time employees and three were part-time employees.  We utilize the services of consultants and advisors as well as after-hours call center representatives and temporary customer service representatives.  We do not employ the individuals working for our after-hours call center or the temporary customer service representatives.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

While we are actively engaged in marketing our membership programs to the public and are experiencing rapid growth in sales of our membership programs, we have generated only a small amount of revenue to date.  In addition, since we have only been offering our membership programs to the public since 2003, we have very limited historical data with respect to sales of our health membership cards.  As a result of these factors, the revenue and income potential of our business is unproven, and we have only a limited operating history upon which to base an evaluation of our current business and future prospects.  Because of our limited operating history and because the discount medical plan industry is rapidly evolving, we have limited insight into trends that may emerge and affect our business.  We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

We have recognized net losses in each fiscal quarter since our inception and as of December 31, 2009, had an accumulated deficit of approximately $26.6 million.  We incurred net losses to common shareholders of approximately $2.2 million for the year ended December 31, 2009, approximately $3.0 million for the year ended December 31, 2008 and approximately $3.5 million for the year ended December 31, 2007.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2009 contained a qualification raising a substantial doubt about our ability to continue as a going concern.  We can provide no assurance regarding when, if ever, we will become profitable.  As a result, we may continue to generate losses for the foreseeable future.

We will need to raise additional funds in the future to cover our long-term contractual obligations and operating expenses, which funds may not be available or, if available, may not be available on acceptable terms.

We have significant long-term contractual obligations that we must satisfy over the next several years.  We are a party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst pursuant to which they are currently entitled to receive annualized base salaries of approximately $421,000, $351,000 and $193,000 respectively.  We must also make payments under the operating lease for our office space in Horsham, Pennsylvania in the aggregate amount of approximately $167,000 over the next 12 months.  A summary of the material terms of these employment agreements and the lease and our financial obligations thereunder is provided herein under “Item. 10.  Executive Compensation — Employment Contracts and Arrangements” and “Item. 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”  If we are unable to satisfy these obligations as they become due, our business may be materially and adversely affected.

We also expect to continue to incur significant operating expenses over the next 12 months as we:

•                  develop new membership programs;

•                  recruit additional marketing and distribution partners and hire additional personnel, including sales personnel, customer service staff and support staff;

•                  leverage and develop relationships with additional preferred provider organizations (“PPOs”) and provider networks;

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

We are not an insurance company.  The insurance benefits that we offer as part of our CARExpress Plus™ programs are developed and offered by a third-party insurance company.  We currently rely upon The United States Life Insurance Company in the City of New York (“U.S. Life”) for all of the insurance benefits that we include in our CARExpress Plus™ programs.  The loss or termination of this strategic relationship could adversely affect our revenues and operating results and may also impair our ability to maintain and attract new insurance brokers and agents to offer our CARExpress Plus™ programs to the public.

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

Our future success depends on our ability to develop new membership programs that keep pace with the rapidly evolving discount medical plan industry and that address the changing needs of our customers.  We may not be successful in either developing such programs or achieving market acceptance of any new programs that we develop.  Uncertainties about the timing and nature of changes to healthcare regulations and the evolution of the discount medical plan industry could delay our development of new programs or increase the expenses in developing them.  The failure of our membership programs to satisfy the needs of our customers may limit or reduce the market for these programs, result in customer dissatisfaction, and seriously harm our business, financial condition and results of operations.

Government regulation may adversely affect our financial position and operations.

We market and sell our membership programs without the need for an insurance license by any federal, state or local regulatory licensing agency or commission.  By contrast, companies that provide insurance benefits and operate health maintenance organizations (“HMOs”) and PPOs are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising.  Several states have enacted laws and regulations governing membership programs such as ours and additional states may, in the future, determine that our membership programs are subject to governmental regulation, which may adversely affect or limit our future operations.  Compliance with these statutes and regulations is costly and may limit our operations.  The cost of complying with these laws and regulations has and will likely continue to have a material effect on our financial position.

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

Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures.  Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. The Obama administration has stated as a top priority its desire to reform the U.S. health care system with the goal of providing affordable, accessible health care for all Americans. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. In addition, some members of Congress have proposed a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  However, an expansion of the government’s role in the U.S. healthcare industry could have a material adverse affect on our financial condition and results of operations.

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

The discount medical plan industry is rapidly evolving and competition for members is becoming increasingly intense.  Our membership programs are similar to or directly in competition with products and services offered by many of our direct and potential competitors.  Some of our healthcare providers may provide, either directly or through third parties, programs that directly compete with our programs.  If discount medical plan programs become standard features of healthcare companies, the demand for our membership programs may decrease.  In addition, the PPOs and provider networks that we use may decide to develop or sell competing products instead of our membership programs.  Moreover, even if our membership programs provide a greater breadth of products and services and greater price discounts than programs offered by other companies operating in the discount medical plan industry, potential customers might accept this limited offering in lieu of purchasing our membership programs due to their lack of familiarity with our programs.

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

We compete with numerous well-established companies that design, market and sell discount medical plan programs.  Our current principal competitors include companies that offer healthcare products and services through membership programs, as well as insurance companies, PPOs, provider networks and other organizations that offer health benefit programs to their customers.  Some of our competitors may be companies that have programs that are functionally similar or superior to our membership programs.  Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us.

We can provide no assurance that our current or future competitors will not:

•                  provide discount medical plan programs comparable or superior to our programs at lower membership prices;

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

On March 1, 2010, Alex Soufflas provided us with notice of his resignation as our Chief Financial Officer, Executive Vice President and Secretary effective March 31, 2010.  Prior to his resignation, Mr. Soufflas was performing virtually all aspects of our financial accounting functions.  We have appointed David M. Daniels, our President and Chief Executive Officer, as our interim Chief Financial Officer and Secretary, and are currently seeking to hire an accountant or bookkeeper to assist Mr. Daniels with the financial accounting functions.  We are also seeking to obtain the services of a third-party accounting and consulting firm to assist with the preparation of our financial statements and supporting schedules.  While Mr. Soufflas is assisting us with the transition of his responsibilities to the aforementioned persons, we may be unable to adequately complete the work previously performed by Mr. Soufflas.  As a result, we may be unable to complete our financial statements in an accurate and timely manner which may harm our business, financial condition and results of operations.

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

If we acquire any healthcare companies or products in the future, such companies and products could prove difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

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

In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted which could affect the market price of our stock.  As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

Risks Associated With Our Industry

The discount medical plan industry is rapidly evolving and if we are not successful in promoting the benefits of our membership programs and CARExpress™ brand, our growth may be limited.

Based on our experience with consumers, we believe that many consumers are not familiar with the discount medical plan industry and the benefits provided by these membership programs.  In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for these membership programs due in part to the rapidly evolving nature of the discount medical plan industry and the substantial resources available to our existing and potential competitors.  If people do not recognize or acknowledge these benefits, the market for our CARExpress™ membership programs may develop more slowly than we expect, which could adversely affect our operating results.

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

The success of our business depends upon the continued growth and acceptance of discount medical plan programs as a suitable alternative or supplement to traditional health insurance.

Growth in sales of our membership programs will depend on the acceptance of discount medical plan programs as a suitable alternative or supplement to traditional health insurance.  Discount medical plan programs could lose their viability as an alternative to health insurance due to changes in healthcare laws and regulations, an inadequate number of healthcare providers participating in the programs, customer dissatisfaction with the method of making payments and receiving discounts, and new alternative healthcare solutions.  If discount medical plan programs do not gain widespread market acceptance, the demand for our membership programs could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Evolving regulation of the discount medical plan industry may affect us adversely.

As the discount medical plan industry continues to evolve, increasing regulation by federal and state agencies becomes more likely.  The marketing and sale of discount medical plan programs is subject to federal, state and local regulation, including the prohibition of business corporations from providing medical care, the fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting, and regulations applicable to insurance companies and organizations that provide healthcare services.  Compliance with changes in applicable laws and regulations could materially increase the associated operating costs.  Non-compliance with these laws and regulations could cause us to become the subject of a variety of enforcement or private actions, subject us or our management personnel to fines or various forms of civil or criminal prosecution, and result in negative publicity potentially damaging our reputation, our PPO and network relationships, and our relationships with members and consumers in general.  Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations.

Risks Associated With Our Stock

Future sales of our common stock may cause our stock price to decline.

As of March 24, 2010, we had 82,879,070 shares of common stock outstanding.  Of this amount, 48,371,946 shares were freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 34,507,124 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We intend to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to shareholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing shareholders will be reduced.  These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

We identified material weaknesses in our internal control over financial reporting during the initial assessment of our internal controls that we performed in connection with the preparation of the audited consolidated financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  During the preparation of our audited consolidated financial statements for the year ended December 31, 2009, we identified control deficiencies that have been classified as material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require our independent registered public accounting firm to complete an attestation report on our assessment of our internal control over financial reporting.  The first attestation report of our assessment that our independent registered public accounting firm must complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2010.  The attestation process that must be performed by our independent registered public accounting firm is also new and complex.  We may encounter problems or delays in receiving an unqualified attestation of our assessment by our independent registered public accountants.  Compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock may be negatively impacted.

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

Our shares of common stock are not listed for trading on a national securities exchange.

Our common stock currently trades on the OTC Bulletin Board and is not listed for trading on any national securities exchange.  Investments in securities trading on the OTC Bulletin Board are generally less liquid than investments in securities trading on a national securities exchange.  The failure of our shares to be approved for trading on a national securities exchange may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.  We intend to use any cash generated from our operations for reinvestment in the growth of our business.  Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our board of directors.  Accordingly, realization of a gain on shareholders’ investments will depend on the appreciation of the price of our common stock.  We can provide no assurance that our common stock will appreciate in value or even maintain the price at which shareholders purchased their shares.

If our executive officers, directors and principal shareholders choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to you.

Our executive officers, directors and principal shareholders, and their respective affiliates, beneficially own approximately 39% of our outstanding common stock.  These shareholders, acting together, have the ability to exert substantial influence over any matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, they could dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 2.           Properties.

Our corporate headquarters and sole business office is located at 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044, where we lease approximately 7,100 square feet of space for a monthly rent and operating expense payment of approximately $14,700.  On November 13, 2009, we entered into an amendment to this lease to extend the term of the lease from May 31, 2010 to May 31, 2013 at an initial monthly rent and operating expense payment of approximately $13,400.  We believe that our office space is adequate to support our current operations and projected growth in our operations over the next 12 months.

Item 3.  Legal Proceedings.

We are not currently a party to any material legal proceedings.

PART II

Item 4.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended March 31, 2008	$0.37	$0.20
Quarter ended June 30, 2008	$0.60	$0.245
Quarter ended September 30, 2008	$0.25	$0.11
Quarter ended December 31, 2008	$0.14	$0.05

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended March 31, 2009	$0.09	$0.045
Quarter ended June 30, 2009	$0.16	$0.06
Quarter ended September 30, 2009	$0.14	$0.08
Quarter ended December 31, 2009	$0.10	$0.061

The last reported trading price of our common stock as reported on the OTC Bulletin Board on March 24, 2010 was $0.04 per share.

Holders

As of March 24, 2010, the number of shareholders of record of our common stock was 77.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117.

Recent Sales of Unregistered Securities

During our fiscal quarter ended December 31, 2009, we sold the following securities without registration under the Securities Act:

In October 2009, we completed a private offering of 1,004,560 shares of our common stock and Class A warrants exercisable into 502,280 shares of our common stock for aggregate cash consideration of $50,228.  These securities were sold in units comprised of two shares of our common stock and one Class A warrant at a purchase price of $0.10 per unit.  The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending

May 31, 2010, and expire at the end of the exercise period.  We paid finder fees consisting of 150,684 shares of our common stock and Class A warrants exercisable into 75,342 shares of our common stock.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by November 18, 2009 to register all of the shares of our common stock issued in the offering and all of the shares of common stock underlying the Class A warrants issued in this offering.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In November 2009, we completed a private offering of 700,000 shares of our common stock and Class A warrants exercisable into 350,000 shares of our common stock for aggregate cash consideration of $35,000.  These securities were sold in units comprised of two shares of our common stock and one Class A warrant at a purchase price of $0.10 per unit.  The Class A warrants are initially exercisable into one share of our common stock at an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending May 31, 2010, and expire at the end of the exercise period.  We paid finder fees consisting of 105,000 shares of our common stock and Class A warrants exercisable into 52,500 shares of our common stock.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by November 18, 2009 to register all of the shares of our common stock issued in the offering and all of the shares of common stock underlying the Class A warrants issued in this offering.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In November 2009, we completed a private offering of Class A warrants exercisable into 2,000,000 shares of our common stock for aggregate cash consideration of $1,000.  The Class A warrants are initially exercisable into 100,000 shares of our common stock at an exercise price of $0.04 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.  We paid finder fees consisting of Class A warrants exercisable into 300,000 shares of our common stock.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by November 18, 2009 to register all of the shares of common stock underlying the Class A warrants issued in the offering.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In November 2009, we sold 1,000,000 shares of common stock and Class A warrants exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $50,000.  Each warrant gives the holder the right to purchase one share of our common stock.  The Class A warrants have an exercise price of $0.05 per share, are exercisable during the period commencing on the date of grant and ending May 31, 2010, and expire at the end of the exercise period.  We paid finder fees consisting of 150,000 shares of common stock and 150,000 Class A warrants.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by November 18, 2009 to register all of the shares of our common stock issued in the offering and all of the shares of common stock underlying the Class A warrants issued in this offering.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind.

In December 2009, we issued shares of our common stock to David M. Daniels and Alex Soufflas and issued an option to acquire shares of our common stock to Patricia S. Bathurst.  A description of these shares and the option is set forth under “Item 10.  Executive Compensation” of this report.  The securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of this report and elsewhere in this report.  The following should be read in conjunction with our audited consolidated financial statements beginning on page F-1 of this report.

Overview

We are a national healthcare membership organization that was formed to address the need for affordable healthcare nationwide.  We create, market and sell membership programs to predominantly underserved markets in the healthcare industry through a national healthcare savings network called CARExpress™.  CARExpress™ is a network of hospitals, doctors, dentists, pharmacists and other healthcare providers comprised of over 1,000,000 healthcare providers that render their services and products to CARExpress™ members at discounted prices.  CARExpress™ enables people to engage in point-of-service transactions directly with these healthcare providers and pay discounted prices to the providers.

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

Operational Metrics

Our revenue consists almost exclusively of recurring monthly membership fees that we receive from members of our membership programs.  Our members pay us membership fees each month for the duration of their membership.  The average membership fee per member per month that we receive for our CARExpress™ health discount programs is approximately $35.  Approximately 95% of the CARExpress™ health discount programs that we have sold to our current members consist of our Comprehensive Care Program which is currently sold at a monthly retail price of $39.95.  The remaining CARExpress™ health discount programs that we have sold to our current members consist of a mix of our less expensive programs.  Approximately 90% of the CARExpress Plus™ membership programs that we have sold to our current members consist of our CARExpress Plus™ Gold Program which is currently sold at a monthly retail price of $137.  The remaining CARExpress Plus™ membership programs that we have sold to our current members consist of a mix of our other programs.

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

We generated revenue of $1,898,947 for the year ended December 31, 2009 compared to revenue of $2,671,420 for the year ended December 31, 2008.  We achieved a gross profit and gross profit margin of $938,416 and 49%, respectively, for the year ended December 31, 2009, compared to a gross profit and gross profit margin of $1,635,344 and 61%, respectively, for the year ended December 31, 2008.  We recognized a net loss and net loss per share of $(2,156,309) and $(0.03), respectively, for the year ended December 31, 2009 compared to a net loss and net loss per share of $(3,050,902) and $(0.07), respectively, for the year ended December 31, 2008.  Net cash used by operating activities was $(823,807) for year ended December 31, 2009 compared to $(1,339,716) for the year ended December 31, 2008, representing a decrease of 39%.

We will generate future revenue and members primarily through sales of our CARExpress™ health discount programs and our CARExpress Plus™ membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners, and various marketing and advertising campaigns.  We are beginning to experience rapid growth in the number of new members that we are generating through our business partners.  We have entered into agreements with several affinity groups through which we are generating sales of our CARExpress™ membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpress™ membership programs.  We are also in discussions with several organizations regarding the development of customized CARExpress™ programs that combine specific CARExpress™ benefits, like vision, dental, pharmacy and 24-hour nurseline, in a cost-effective manner that can be targeted towards specific groups and markets.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and, if necessary, proceeds from the issuance of equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpress™ members generated each month to increase as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpress™ members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpress™ for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue and cash flows from operating activities during our fiscal year ending December 31, 2010.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, or that we will generate increased revenue and cash flows from operating activities during our fiscal year ended December 31, 2010.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

Our revenue consists of the monthly membership fees that we receive from the sale of our membership programs as well as any shipping and handling fees that we may receive for the shipment of membership packages to new members.  The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership.  Members have the right to terminate their membership at any time and may do so at the end of each month before they pay the membership fee for the next month.  We recognize the membership fees and shipping and handling fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 (“ASC 605”).

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

We recognize refunds as expense in accordance with ASC 605, which permits companies to recognize refundable membership fees, net of estimated refunds, as earned revenue over the membership term in limited circumstances if the following criteria are met: (i) the estimate of cancellations and refunded revenue are being made for a large pool of homogeneous items (membership transactions with the same characteristics, such as terms, periods, class of customers, nature of services, etc.), (ii) reliable estimates of the expected refunds can be made on a timely basis and it is remote that material adjustments to previously recognized revenue would be required, (iii) there is a sufficient company-specific historical basis upon which to estimate the refunds and such historical basis is predictive of future events, and (iv) the amount of the membership fees specified in the agreement at the outset of the arrangement is fixed, other than the customer’s right to request a refund.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718 (“ASC 718”) using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all share-based payments granted, but not yet vested, as of January 1, 2006, based on the grant-date fair value, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

We account for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505 (“ASC 505”).  ASC 718 and ASC 505 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as ASC Topic 855 (“ASC 855”) which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date (i.e., whether that date represents the date the financial statements were issued or were available to be issued). These new provisions became effective for interim or fiscal periods ending after June 15, 2009.  The adoption of these provisions did not have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued guidance now codified as ASC Topic 105 (“ASC 105”) as the single source of authoritative nongovernmental U.S. GAAP.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB ASC is considered non-authoritative.  These new provisions became effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of these provisions did not have a material impact on our financial condition and results of operations.

Comparison of the Years Ended December 31, 2009 and 2008

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $772,473 to $1,898,947 for the year ended December 31, 2009 from $2,671,420 for the year ended December 31, 2008.  The decrease of $772,473 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  Approximately 75% of the revenue that we generated during the year ended December 31, 2009 was derived from sales of our membership programs to first-time members, compared to approximately 20% during the year ended December 31, 2008.  The remainder of the revenue that we generated during these years was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $75,545 to $960,531 for the year ended December 31, 2009, from $1,036,076 for the year ended December 31, 2008.  The decrease of $75,545 was due to a decrease of $137,438 for PPO and network provider costs resulting from the decrease in sales of our membership programs, partially offset by an increase of $61,893 for sales commissions.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and network provider costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $113,510 to $111,036 for the year ended December 31, 2009, from $224,546 for the year ended December 31, 2008.  The decrease of $113,510 was due primarily to decreases of $93,203 for salaries and other compensation paid to employees selling and marketing our membership programs, as well as decreases in other miscellaneous selling and marketing expenses.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $440,813 to $1,807,311 for the year ended December 31, 2009, from $2,248,124 for the year ended December 31, 2008.  The decrease of $440,813 was due primarily to decreases of $426,185 for salary and equity expense and related taxes and $28,108 for 401(k) matching contributions, partially offset by increases in other miscellaneous employee compensation.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $674,848 to $554,410 for the year ended December 31, 2009 from $1,229,258 for the year ended December 31, 2008.  The decrease of $674,848 was due primarily to a decrease of $662,568 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $437,895 to $518,653 for the year ended December 31, 2009 from $956,548 for the year ended December 31, 2008.  The decrease of $437,895 resulted primarily from decreases of $160,950 for bank service charges associated with new and recurring member transactions, $45,543 for repairs, $32,141 for health benefits and $22,181 for corporate filing fees, as well as decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Loss on the Extinguishment of Debt

Loss on the extinguishment of debt consists of the loss that we recognized in connection with the payment of $20,000 and the issuance of 240,000 shares of common stock to a debt holder in full payment of all principal and interest that was due and payable under a $50,000 promissory note and a mutual release from any and all claims arising out of the promissory note.  We recognized a loss on the extinguishment of debt of $30,000 during the year ended December 31, 2008 in connection with the issuance of these shares.  We did not recognize any such loss during the year ended December 31, 2009.  We do not expect to recognize any additional gains or losses on the extinguishment of debt in the foreseeable future.

Net Loss

Our net loss decreased $894,593 to $2,156,309 for the year ended December 31, 2009, from $3,050,902 for the year ended December 31, 2008.  The decrease of $894,593 was primarily due to decreases of $113,510 for selling and marketing expenses, $440,813 for employee compensation expense, $674,848 for professional fees and $437,895 for other general and administrative expenses, partially offset by a decrease of $772,473 in revenue.  We expect to begin generating a net profit from operations during 2010 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of December 31, 2009, we had cash and cash equivalents of approximately $32,000.

Net cash used by operating activities was $823,807 for the year ended December 31, 2009 compared to $1,339,716 for the year ended December 31, 2008.  The $515,909 decrease in cash used by operating activities was due primarily to a decrease of $894,593 for net loss and an increase of $293,154 for accounts payable and accrued expenses.  This was partially offset by decreases of $471,250 for equity-based compensation expense, $48,491 for deferred revenue and $126,461 for deposits.

We did not have any cash flows from investing activities for the years ended December 31, 2009 and 2008.

Net cash provided by financing activities was $677,953 for the year ended December 31, 2009 compared to $1,485,055 for the year ended December 31, 2008.  The $807,102 decrease in cash provided by financing activities was due to decreases of $593,665 for proceeds from the exercise of warrants, $183,437 for proceeds from the sale of common stock and warrants, and $50,000 for proceeds from the issuance of debt, partially offset by an increase of $20,000 for payments on debt.

Our primary sources of capital over the past 12 months are set forth below.

In April 2009, we completed a private offering of 5,346,000 shares of our common stock and Class A warrants exercisable into 2,673,000 shares of our common stock for aggregate gross proceeds of $200,475.  The Class A warrants had an exercise price of $0.075 per share, were exercisable until September 30, 2009 and expired at the end of the exercise period.

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

In January 2010, we sold 1,000,000 shares of our common stock and Class A warrants exercisable into 1,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $40,000.  The Class A warrants have an exercise price of $0.04 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

In February 2010, we sold 2,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $40,000.

In February 2010, we sold 2,000,000 shares of our common stock and Class A warrants exercisable into 4,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $40,000.  The Class A warrants have an exercise price of $0.02 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

In March 2010, we completed a private offering of 450,000 shares of our common stock for aggregate cash consideration of $10,125.

In March 2010, we completed a private offering of 3,200,000 shares of our common stock for aggregate cash consideration of $64,000.

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

Contractual Obligations

The following summarizes our material long-term contractual obligations as of December 31, 2009:

Contractual Obligations	Total	2010	2011	2012	2013	2014
Employment Agreements (1)	$1,053,458	$965,000	$88,458	$-0-	$-0-	$-0-
Office Lease (2)	565,492	167,122	162,537	166,041	69,792	$-0-
Total	$1,618,950	$1,132,122	$250,995	$166,041	$69,792	$-0-

(1)  At December 31, 2009, we were a party to employment agreements with David M. Daniels, Alex Soufflas and Patricia S. Bathurst.  The information contained herein does not reflect the resignation of Mr. Soufflas as our Chief Financial Officer, Executive Vice President and Secretary effective March 31, 2010.  A summary of these employment agreements and arrangements is provided herein under “Item. 10. Executive Compensation — Employment Contracts and Arrangements.”

(2)  At December 31, 2009, we were a party to an operating lease for our office space in Horsham, Pennsylvania that expires May 31, 2013.  A summary of this office lease is provided herein under “Item 1. Business — Properties.”

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7.  Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for each of the years ended December 31, 2009 and 2008, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

As of December 31, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2009 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2009:

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

(2)           Our Chief Executive Officer and sole member of our board of directors resides in the state of Florida and did not visit our sole business office located in Horsham, Pennsylvania during 2009.  Senior management has the responsibility to monitor the quality of a company’s internal controls.  This is most often performed through the regular management and supervisory activities of the company’s day-to-day operations.  The lack of monitoring by our Chief Executive Officer constituted a material weakness in the ability of top management to effectively monitor the quality of our internal controls.

(3)           We terminated the employment of our senior accountant in or around June 2009 and our CEO and Board of Directors did not hire a new bookkeeper or accountant or engage the services of a temporary bookkeeper or accountant or an outside consulting firm.  Instead, our CFO was asked to perform virtually all tasks associated with the bookkeeping and accounting functions.  The CEO and Board of Directors have the responsibility to ensure that adequate segregation of duties exist within the bookkeeping and accounting functions.  The lack of adequate segregation of duties within the bookkeeping and accounting functions constitutes a material weakness in our internal controls.

We are actively seeking to remediate these material weaknesses in the following manner:

(1)           We are currently seeking additional, independent directors to join our board of directors.  The addition of such board members would provide us with independent directors who would be monitoring the actions of our top management.  Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place.  Because such policies are very expensive, we believe it is in our best interest to forego the purchase of such a policy and instead focus the use of our financial resources on our development and growth.

(2)           Our Chief Executive Officer is currently seeking to obtain a residence close in proximity to our Horsham, Pennsylvania business office.  This will enable him to engage in the regular management and supervisory activities of the company’s day-to-day operations and, accordingly, adequately monitor the quality of our internal controls.

(3)           We are currently seeking to hire an individual who will serve alongside our Chief Financial Officer and serve as both an accountant and bookkeeper for us.  This will help ensure that adequate segregation of duties exist within the bookkeeping and accounting functions.

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at December 31, 2009 and 2008 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 in conformity with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

(1)           The description set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with our issuance of stock to David M. Daniels and Alex Soufflas on December 29, 2009 and our issuance of an option to Patricia S. Bathurst on December 29, 2009.

On December 29, 2009, we issued 1,864,286 and 1,556,143 shares of common stock to David M. Daniels and Alex Soufflas, respectively, and granted an option to Patricia S. Bathurst to acquire 855,643 shares of our common stock.  The shares and option were granted to Messrs. Daniels and Soufflas and Ms. Bathurst, respectively, in full payment of deferred salary compensation that was earned by each of them between March 31, 2009 and December 31, 2009, and payable to them as of December 31, 2009.  The option is for a term of 10 years, has an exercise price of $0.07 per share (the closing market price of our common stock on the OTC Bulletin Board on the date of grant), and was vested in full on the date of grant.  In the event the employment of Ms. Bathurst is terminated for death, disability or retirement, her option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is one year after the date of such termination of employment (90 days in the case of termination due to retirement) or the expiration date of the option.  In the event her employment is terminated not for “cause” or is terminated by her for “good reason,” as such terms are defined in the option, the option vests in full immediately and remains exercisable until the expiration date of the option.  In the event her employment is terminated for “cause,” the option terminates immediately.

The foregoing description of the option does not purport to be complete and is qualified in its entirety by the terms of the option filed as Exhibit 10.32 to this report and incorporated by reference herein.

(2)           The description set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with the resignation of Alex Soufflas as our Chief Financial Officer, Executive Vice President and Secretary and the appointment of David M. Daniels as our Interim Chief Financial Officer and Secretary.

On March 1, 2010, Alex Soufflas provided us with notice of his resignation as our Chief Financial Officer, Executive Vice President and Secretary effective March 31, 2010.

On April 1, 2010, David M. Daniels, our President and Chief Executive Officer, was appointed our Interim Chief Financial Officer and Secretary.  Information concerning the positions and professional background of Mr. Daniels is provided herein under “Item 9.  Directors, Executive Officers and Corporate Governance — Directors and Executive Officers.”  We have entered into an employment agreement with Mr. Daniels.  A summary of the material terms of this employment agreement is provided herein under “Item. 10. Executive Compensation — Employment Contracts and Arrangements.”

PART III

Item 9.  Directors, Executive Officers and Corporate Governance.

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
David M. Daniels	52	Chairman of the Board of Directors, Chief Executive Officer and President

Alex Soufflas	35	Chief Financial Officer, Executive Vice President and Secretary

Patricia S. Bathurst	55	Vice President — Marketing

Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) corporate restructuring and performance enhancement; (iv) corporate finance; (v) health insurance industry experience; and (vi) experience as a board member oft other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that our current board member possesses the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for this board member below.  The principal occupation and business experience, for at least the past five years, of our current director is as follows:

David M. Daniels has served as our Chief Executive Officer and sole member of our board of directors since February 2004, and has served as our President since February 2005.  From 1998 to February 2004, Mr. Daniels provided financing and management consulting services to several companies operating in the manufacturing, technology and services industries, including Market Pathways Financial Relations, Inc., a financial consulting firm, from April 2000 until February 2004, The Research Works, Inc., an equity research firm, from April 2001 until December 2003, and Xraymedia, Inc., an advertising agency, from September 2001 until February 2004.  Mr. Daniels served as the Chief Financial Officer of North American Technologies Group, Inc., a research and development company, from 1994 to 1995 and served as the President and Chief Operating Officer from 1995 to 1998.  Mr. Daniels founded Industrial Pipe Fittings, Inc., a manufacturer of industrial fittings for the high density polyethylene market, in 1994 and served as the Chairman, President and Chief Executive Officer until 1998.  Prior to 1994, Mr. Daniels served in several capacities with Morgan Stanley Dean Witter, achieving the position of First Vice President of the company in 1986.  Mr. Daniels is a graduate of the Georgia Military Academy and the University of Houston, where he received a B.A. in finance.

As a result of these and other professional experiences, Mr. Daniels possesses particular knowledge and experience in management, operations and finance that strengthen the board’s qualifications, skills and experience.

Executive Officers

Alex Soufflas has served as our Chief Financial Officer and Secretary since February 2006 and has served as our Executive Vice President since August 2005. On March 1, 2010, Mr. Soufflas provided us with notice of his resignation from each of the aforementioned positions effective March 31, 2010.  Mr. Soufflas served as our General Counsel from August 2005 until February 2006.  From May 2004 to August 2005, Mr. Soufflas was an attorney at Duane Morris LLP, a national law firm, where he specialized in public and private securities offerings, mergers & acquisitions, contracts and corporate counseling.  Mr. Soufflas specialized in general corporate law as an attorney at Spector Gadon & Rosen, P.C., a Philadelphia-based law firm, from April 2003 to May 2004, and at Sullivan & Worcester, LLP, a Boston-based law firm, from September 2000 to October 2002.  Prior to that, Mr. Soufflas was an accountant at KPMG LLP, an international accounting and consulting firm.  Mr. Soufflas received a B.S. in accounting from Purdue University and a juris doctor from Boston College Law School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, with the exception of Alex Soufflas, who failed to file one or more Form 4s to disclose bona fide gifts of shares of our common stock that he made during the year, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2009.

Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal year ended December 31, 2009.

Summary Compensation Table

					Stock	Option	All Other
Name and				Bonus	Awards	Awards	Compensation
Principal Position	Year	Salary ($)		($)	($) (1)	($) (1)	($) (2)	Total ($)

David M. Daniels	2009	382,800	(3)	-0-	-0-	-0-	-0-	382,800
President and Chief Executive Officer	2008	384,540		-0-	37,950	111,987	10,175	544,652

Alex Soufflas	2009	319,440	(4)	-0-	-0-	-0-	-0-	319,440
Chief Financial Officer, Executive Vice President and Secretary	2008	291,720		-0-	28,793	111,987	10,507	443,007

Patricia S. Bathurst	2009	175,692	(5)	-0-	-0-	-0-	-0-	175,692
Vice President — Marketing	2008	165,709		-0-	-0-	127,741	4,193	297,643

(1) Represents the grant date fair value of the award, calculated in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718.  A summary of the assumptions made in the valuation of these awards is provided herein under “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Item 10.  Executive Compensation — Employment Contracts and Arrangements,” and in our notes to consolidated financial statements beginning on page F-7 of this report.

(2)  Consists of matching contributions made by us on behalf of the applicable executive officer under the National Health Partners, Inc. 401(k) Plan.

(3) Includes 2,364,286 shares of common stock issued to Mr. Daniels in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of these stock issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

(4) Includes 1,961,143 shares of common stock issued to Mr. Soufflas in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of these stock issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

(5) Includes options to purchase 1,080,643 shares of common stock issued to Ms. Bathurst in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of these option issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

Narrative Disclosure of Executive Compensation

We are a party to employment agreements with each of David M. Daniels, Alex Soufflas and Patricia M. Bathurst.  Under these agreements, Messrs. Daniels and Soufflas and Ms. Bathurst are currently entitled to receive annualized base salaries of $421,080, $351,384 and $193,261, respectively.

We have issued a variety of equity securities to Messrs. Daniels and Soufflas and Ms. Bathurst during the course of their employment with us.  We have issued options to Messrs. Daniels and Soufflas and Ms. Bathurst to acquire 3,150,000, 2,050,000 and 3,217,143 shares of our common stock, respectively.  In addition, we have issued restricted stock awards to each of Messrs. Daniels and Soufflas and Ms. Bathurst with respect to 1,050,000, 300,000 and 225,000 shares of our common stock, respectively, and have issued Messrs. Daniels and Soufflas 3,054,286 and 2,484,643 shares of common stock, respectively.

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

On March 28, 2006 and September 4, 2007, we granted Mr. Daniels a restricted stock award with respect to 450,000 and 600,000 shares of our common stock, respectively. On December 12, 2006 and March 25, 2008, we granted Mr. Daniels an option to acquire 250,000 and 400,000 shares of our common stock, respectively.  On December 30, 2008, we granted Mr. Daniels 690,000 shares of our common stock in full payment of deferred salary compensation that was earned by him during 2008 and payable to him as of December 31, 2008.  On June 15, 2009, we granted Mr. Daniels 500,000 shares of our common stock in full payment of deferred salary compensation that was earned by him during the period commencing January 1, 2009 and ending March 31, 2009 and payable to him as of March 31, 2009.  On December 29, 2009, we granted Mr. Daniels 1,864,286 shares of our common stock in full payment of deferred salary compensation that was earned by him during the period commencing April 1, 2009 and ending December 31, 2009 and payable to him as of December 31, 2009.

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

On August 15, 2005, we granted Mr. Soufflas an option to acquire 1,000,000 shares of our common stock, and on March 28, 2006 we granted Mr. Soufflas a restricted stock award with respect to 300,000 shares of our common stock.  On December 12, 2006, September 4, 2007 and March 25, 2008, we granted Mr. Soufflas an option to acquire 150,000, 500,000 and 400,000 shares of our common stock, respectively.  On December 30, 2008, we granted Mr. Soufflas 523,500 shares of our common stock in full payment of deferred salary compensation that was earned by him during 2008 and payable to him as of December 31, 2008.  On June 15, 2009, we granted Mr. Soufflas 405,000 shares of our common stock in full payment of deferred salary compensation that was earned by him during the period commencing January 1, 2009 and ending March 31, 2009 and payable to him as of March 31, 2009.  On December 29, 2009, we granted Mr. Soufflas 1,556,143 shares of our common stock in full payment of deferred salary compensation that was earned by him during the period commencing April 1, 2009 and ending December 31, 2009 and payable to him as of December 31, 2009.

On March 1, 2010, Mr. Soufflas provided us with notice of his resignation as the Chief Financial Officer, Executive Vice President and Secretary effective March 31, 2010.

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

On March 28, 2006, we granted Ms. Bathurst a restricted stock award with respect to 225,000 shares of our common stock.  On December 12, 2006, September 4, 2007 and March 25, 2008, we granted Ms. Bathurst an option to acquire 50,000, 400,000 and 400,000 shares of our common stock, respectively.  On March 25, 2008, we granted Ms. Bathurst an option to acquire 286,500 shares of our common stock in full payment of deferred salary compensation that was earned by her during 2008 and payable to her as of December 31, 2008.  On June 15, 2009, we granted Ms. Bathurst an option to acquire 225,000 shares of our common stock in full payment of deferred salary compensation that was earned by her during the period commencing January 1, 2009 and ending March 31, 2009 and payable to her as of March 31, 2009.  On December 29, 2009, we granted Ms. Bathurst and option to acquire 855,643 shares of our common stock in full payment of deferred salary compensation that was earned by her during the period commencing April 1, 2009 and ending December 31, 2009 and payable to her as of December 31, 2009.

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

Terms of Options

The options that we granted to Mr. Daniels and Ms. Bathurst in 2005 are for a term of 10 years, have an exercise price of $0.40 per share, and vest in four equal annual installments commencing May 13, 2005.  On December 12, 2006, we accelerated the vesting schedule of the options so that they vested in full on that date.  In the event the employment of the applicable executive officer is terminated for any reason other than for “cause,” as such term is defined in the employment agreements, the officer’s option may be exercised at any time prior to the expiration date of the option.  In the event we terminate the employment of the applicable executive officer without “cause” or the officer terminates his or her employment with us for “good reason” (including a “change in control”), as such terms are defined in the employment agreements, we are required to use our best efforts to prepare and file a registration statement with the SEC within 180 days of the date of termination to register the public resale of the shares underlying the officer’s option.  In the event the employment of the applicable executive officer is terminated for “cause,” the option terminates immediately.

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

The options that we granted to Ms. Bathurst in June and December 2009 are for a term of 10 years, have an exercise price of $0.09 per share and $0.07 per share, respectively, and vested in full on the date of grant.  In the event Ms. Bathurst’s employment is terminated for death, disability or retirement, the option may be exercised to the extent exercisable on the date of such termination of employment until the earlier of the date that is one year after the date of such termination of employment (90 days in the case of termination due to retirement) or the expiration date of the option.  In the event Ms. Bathurst’s employment is terminated not for “cause” or is terminated by Ms. Bathurst for “good reason,” as such terms are defined in the applicable options, the option vests in full immediately and remains exercisable until the expiration date of the option.  In the event Ms. Bathurst’s employment is terminated for “cause,” the option terminates immediately.

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

National Health Partners, Inc. 401(k) Plan

On January 15, 2007, we adopted the National Health Partners, Inc. 401(k) Plan.  The purpose of this plan is to provide our employees with tax-advantaged retirement benefits to assist them in saving and accumulating assets for retirement.  Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain Internal Revenue Service (“IRS”) limitations.  We match 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution, subject to certain IRS limitations.  We contributed a total of $7,206 and $35,707 to the plan during the years ended December 31, 2009 and 2008, respectively.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We did not have any non-employee directors on our board of directors during 2009 and, thus, did not pay any director compensation to any non-employee directors during 2009.  We intend to add non-employee directors to our board of directors in the future.  In the event we do so, we intend to provide them with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation, and reimbursement for reasonable travel expenses incurred to attend meetings of the board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2009.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying				Number of Shares
	Unexercised	Unexercised		Option	Option	or Units of Stock		Market Value of Shares
	Options (#)	Options (#)		Exercise	Expiration	That Have Not		or Units of Stock That
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)		Have Not Vested ($) (4)

David M. Daniels	2,500,000	-0-		0.40	5/12/15	300,000	(3)	19,500
	250,000	-0-		0.88	12/11/16
	-0-	300,000	(1)	0.28	3/24/18

Alex Soufflas	1,000,000	-0-		0.40	8/14/15
	150,000	-0-		0.88	12/11/16
	125,000	250,000	(2)	0.50	9/3/17
	-0-	300,000	(1)	0.28	3/24/18

Patricia S. Bathurst	1,000,000	-0-		0.40	5/12/15
	50,000	-0-		0.88	12/11/16
	100,000	200,000	(2)	0.50	9/3/17
	-0-	300,000	(1)	0.28	3/24/18
	286,500	-0-		0.055	12/29/18
	225,000	-0-		0.09	6/14/19
	855,643	-0-		0.07	12/28/19

(1)  These options vest in four equal annual installments commencing on March 25, 2009.

(2)  These options vest in three equal annual installments commencing on September 4, 2009.

(3)  This restricted stock award vests in four equal annual installments commencing on September 4, 2008.

(4)  The market value of these shares was calculated based on a price per share of $0.065, the closing market price for our shares of common stock on the OTC Bulletin Board on December 31, 2009.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2010, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 24, 2010 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
David M. Daniels	8,202,336	(2)	9.8%
Patricia S. Bathurst	3,149,743	(3)	3.7%
Alex Soufflas	1,600,000	(4)	1.9%
Bank Julius Baer & Co., Ltd.	6,000,000	(5)	7.0%
Ronald F. Westman	15,593,000	(6)	17.5%
Pierre Besuchet	4,325,000	(7)	5.2%
All officers and directors as a group (3 persons)	12,952,079	(8)	14.3%

*    Less than 1%.

(1)  This table has been prepared based on 82,879,070 shares of our common stock outstanding on March 24, 2010.

(2)  Includes 2,500,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 250,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share, 200,000 shares issuable upon the exercise of options that have an exercise price of $0.28 per share and 300,000 shares underlying restricted stock awards.

(3)  Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 50,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share, 200,000 shares issuable upon the exercise of options that have an exercise price of $0.50 per share, 200,000 shares issuable upon the exercise of options that have an exercise price of $0.28 per share, 286,500 shares issuable upon the exercise of options that have an exercise price of $0.055 per share, 225,000 shares issuable upon the exercise of options that have an exercise price of $0.09 per share and 855,643 shares issuable upon the exercise of options that have an exercise price of $0.07 per share.

(4)  Includes 1,000,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 150,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share, 250,000 shares issuable upon the exercise of options that have an exercise price of $0.50 per share and 200,000 shares issuable upon the exercise of options that have an exercise price of $0.28 per share.

(5)  Includes 3,000,000 shares issuable upon the exercise of warrants that have an exercise price of $0.30 per share.

(6)  Includes 100,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 2,000,000 shares issuable upon the exercise of warrants that have an exercise price of $0.05 per share and 4,000,000 shares issuable upon the exercise of warrants that have an exercise price of $0.02 per share.

(7)  Includes 1,000,000 shares issuable upon the exercise of warrants that have an exercise price of $0.04 per share.

(8)  Includes 4,500,000 shares issuable upon the exercise of options that have an exercise price of $0.40 per share, 450,000 shares issuable upon the exercise of options that have an exercise price of $0.88 per share, 450,000 shares issuable upon the exercise of options that have an exercise price of $0.50 per share, 600,000 shares issuable upon the exercise of options that have an exercise price of $0.28 per share, 286,500 shares issuable upon the exercise of options that have an exercise price of $0.055 per share, 225,000 shares issuable upon the exercise of options that have an exercise price of $0.09 per share, 855,643 shares issuable upon the exercise of options that have an exercise price of $0.07 per share, and 300,000 shares underlying restricted stock awards.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 31, 2009 under equity compensation plans that have not been approved by our security holders.  None of our securities were outstanding at December 31, 2009 under plans that have been approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders:
Options issued to directors and employees	10,057,143	$0.37	-0-
Total	10,057,143	$0.37	-0-

Options Issued to Employees

A description of the options issued to our directors and employees that were outstanding at December 31, 2009 is set forth above under “Item 10.  Executive Compensation — Terms of Options” and in Note 10 to our audited consolidated financial statements beginning on page F-1 of this report.

Stock Incentive Plans

We have adopted two additional equity compensation plans that have not been approved by security holders.  These consist of the National Health Partners, Inc. 2006 Stock Incentive Plan and the National Health Partners, Inc. 2008 Stock Incentive Plan.  As of March 24, 2010, awards have been granted under each of the plans with respect to all shares of our common stock available for issuance under the respective plans and there were no securities issuable upon the exercise of outstanding options, warrants or rights under either of the plans.  A description of the National Health Partners, Inc. 2006 Stock Incentive Plan and the National Health Partners, Inc. 2008 Stock Incentive Plan is set forth in Notes 6 and 7, respectively, to our audited consolidated financial statements beginning on page F-1 of this report.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have entered into employment agreements with each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst and have issued options, restricted stock awards and/or shares of common stock to each of them.  A description of the employment agreements, options, restricted stock awards and common stock grants is set forth under “Item 10.  Executive Compensation” of this report.

Director Independence

David M. Daniels, our President and Chief Executive Officer, is the sole member of our board of directors.  Mr. Daniels will serve until the next annual meeting of shareholders or until his successor is duly elected and qualified.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  Mr. Daniels does not qualify as an “independent director” pursuant to such rules.  Our board of directors has not created separately-designated standing committees and Mr. Daniels is not “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 13.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by HJ & Associates, LLC for the audit of our annual financial statements for our fiscal years ended December 31, 2009 and 2008, and fees billed for other services rendered by HJ & Associates, LLC during such years.

	2009	2008

Audit Fees:	$50,400	$45,000

Audit-Related Fees:	$7,290	3,854

Tax Fees:	$1,691	1,691

All Other Fees:	$—	—

Total:	$59,381	$50,545

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

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2008 and 2008, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Item 14.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2, File No. 333-126315, initially filed with the SEC on June 30, 2005, as amended (“Registration Statement No. 333-126315”)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-126315)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-126315)

10.1	Employment Agreement, dated May 13, 2005, by an between the Company and David M. Daniels (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-126315)

10.2	Employment Agreement, dated May 13, 2005, by an between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-126315)

10.3	Option to Acquire Shares of Common Stock, dated May 13, 2005, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-126315)

10.4	Option to Acquire Shares of Common Stock, dated May 13, 2005, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-126315)

10.5†	Network Access Agreement, dated April 30, 2001, between the Company and Careington International Corporation (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-126315)

10.6†	Optum Services Agreement, dated October 1, 2001, between the Company and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-126315)

10.7†	Network Access and Repricing Agreement, dated September 1, 2002, between the Company and First Access, Inc. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-126315)

10.8†	Network Leasing Agreement, dated December 18, 2003, between the Company and National Benefit Builders, Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement No. 333-126315)

10.9†

AdvancePCS, L.P. Managed Pharmaceutical Benefit Agreement, dated July 1, 2001, between the Company and AdvancePCS, L.P. (incorporated by reference to Exhibit 10.11 to Registration Statement No. 333-126315)

10.10	Agreement of Lease, dated April 22, 2004, between Liberty Property Limited Partnership and the Company (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-126315)

10.11	Option to Acquire Shares of Common Stock, dated August 15, 2005, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-126315)

10.12

Employment Agreement, dated March 29, 2006, by and between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.13

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and David M. Daniels (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.14

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.15

Restricted Stock Award Agreement, dated March 28, 2006, by and between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.16

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.17

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.18

Option to Acquire Shares of Common Stock, dated December 12, 2006, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.19

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and David M. Daniels (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.20

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and Alex Soufflas (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.21

Amendment No. 1 to Option to Acquire Shares of Common Stock, dated December 12, 2006, between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.22

First Amendment to Lease Agreement dated March 13, 2007 by and between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 19, 2007)

10.23

Restricted Stock Award, dated September 4, 2007, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.24

Option to Acquire Shares of Common Stock, dated September 4, 2007, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.25

Option to Acquire Shares of Common Stock, dated September 4, 2007, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.26

Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008)

10.27

Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to Alex Soufflas (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008)

10.28

Option to Acquire Shares of Common Stock, dated March 25, 2008, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008)

10.29

Option to Acquire Shares of Common Stock, dated December 30, 2008, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the SEC on March 25, 2009)

10.30

Option to Acquire Shares of Common Stock, dated June 15, 2009, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 16, 2009)

10.31

Second Amendment to Lease Agreement dated November 13, 2009 by and between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.32	Option to Acquire Shares of Common Stock, dated December 29, 2009, issued by the Company to Patricia S. Bathurst

21.1	Subsidiaries of the Company

23.1	Consent of HJ & Associates, LLC

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

NATIONAL HEALTH PARTNERS, INC.

Date: March 30, 2010	By:	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Daniels	Chief Executive Officer, President and Chairman of	March 30, 2010
David M. Daniels	the Board (Principal Executive Officer)

/s/ Alex Soufflas	Chief Financial Officer, Executive Vice President	March 30, 2010
Alex Soufflas	and Secretary (Principal Financial and Accounting Officer)

NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

National Health Partners, Inc. and Subsidiaries

Horsham, Pennsylvania

We have audited the accompanying consolidated balance sheets of National Health Partners, Inc. and Subsidiaries, as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Partners, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of National Health Partners, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009 and accordingly, we do not express an opinion thereon.

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

/s/  HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 30, 2010

National Health Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008

Assets

Current assets:
Cash	$31,691	$177,545
Prepaid expense	4,699	205,690
Deposits	78,829	114,378
Other current assets	9,300	—

Total current assets	124,519	497,613

Property and equipment, net	15,743	33,842
Prepaid expense	1,357	201,669
Deposits	19,000	19,000

Total assets	$160,619	$752,124

Liabilities and stockholders’ equity (deficit)

Current liabilities
Accounts payable	$144,369	$68,475
Refunds payable	8,607	38
Accrued expenses	892	13,014
Deferred revenue	92,188	79,008

Total current liabilities	246,056	160,535

Total liabilities	246,056	160,535

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 73,894,754 and 52,586,281 shares issued and outstanding on December 31, 2009 and December 31, 2008, respectively	73,895	52,586
Additional paid-in capital	26,554,571	25,195,670
Deferred compensation	(106,060)	(205,133)
Accumulated deficit	(26,607,843)	(24,451,534)

Total stockholders’ equity (deficit)	(85,437)	591,589

Total liabilities and stockholders’ equity (deficit)	$160,619	$752,124

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2009	2008

Net revenue	$1,898,947	$2,671,420

Direct costs	960,531	1,036,076

Gross profit	938,416	1,635,344

Operating expenses:
Selling and marketing	111,036	224,546
General and administrative	2,983,802	4,433,930

Total operating expenses	3,094,838	4,658,476

Loss from operations	(2,156,422)	(3,023,132)

Other income (expense):
Interest income	113	2,230
Loss on extinguishment of debt	—	(30,000)

Total other income (expense)	113	(27,770)

Net loss	$(2,156,309)	$(3,050,902)

Loss per share — basic and diluted	$(0.03)	$(0.07)

Weighted average number of shares outstanding — basic and diluted	62,062,407	46,796,331

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2007	39,419,856	$39,420	$22,174,891	$(410,524)	$(21,400,632)	$403,155

Common stock issued for services	5,629,025	5,629	1,509,017	205,391	—	1,720,037

Common stock returned by service providers	(742,100)	(742)	(285,862)	—	—	(286,604)

Common stock issued upon exercise of stock warrants	3,463,250	3,463	593,952	—	—	597,415

Stock options issued for services	—	—	290,847	—	—	290,847

Common stock and warrants issued for cash	4,576,250	4,576	853,064	—	—	857,640

Common stock issued for extinguishment of debt	240,000	240	59760	—	—	60,000

Net loss	—	—	—	—	(3,050,902)	(3,050,902)

Balance at December 31, 2008	52,586,281	52,586	25,195,670	(205,133)	(24,451,534)	591,589

Common stock issued for services	4,925,429	4,925	345,954	99,073	—	449,952

Common stock issued upon exercise of stock warrants	75,000	75	3,675	—	—	3,750

Stock options issued for services	—	—	351,377	—	—	351,377

Common stock and warrants issued for cash	16,308,044	16,309	657,895	—	—	674,204

Net loss	—	—	—	—	(2,156,309)	(2,156,309)

Balance at December 31, 2009	73,894,754	$73,895	$26,554,571	$(106,060)	$(26,607,843)	$(85,437)

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(2,156,309)	$(3,050,902)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	851,257	1,322,507
Warrants issued for services	—	3,498
Options issued for services	351,376	290,848
Depreciation	18,099	35,708
Loss on extinguishment of debt	—	30,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	21,257
Decrease (increase) in deposits	35,550	162,011
Decrease (increase) in other current assets	(9,300)	4,500
(Decrease) increase in accounts payable and accrued expenses	72,341	(220,813)
Increase in deferred revenue	13,179	61,670

Net cash used by operating activities	(823,807)	(1,339,716)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities

Net Proceeds from sale of stocks and warrants	674,203	857,640
Net Proceeds from exercise of warrants	3,750	597,415
Net Proceeds from issuance of note payable	—	50,000
Payments on note payable	—	(20,000)

Net cash provided by financing activities	677,953	1,485,055

Net increase (decrease) in cash	(145,854)	145,339
Cash at beginning of period	177,545	32,206

Cash at end of period	$31,691	$177,545

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for services	$350,880	$1,514,646
Stock options issued for services	$80,117	$374,714
Common stock issued for extinguishment of debt	$—	$60,000
Common stock issued for stock offering costs	$70,352	$83,700

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

December 31, 2009 and 2008

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

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue consists of the monthly membership fees that it receives from the sale of its membership programs as well as any shipping and handling fees that it may receive for the shipment of membership packages to new members.  The date a monthly membership begins varies for each individual member depending upon when the particular member purchased the membership.  Members have the right to terminate their membership at any time and may do so at the end of each month before they pay the membership fee for the next month.  The Company recognizes the membership fees and shipping and handling fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 (“ASC 605”).

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2.  Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The membership fees are paid by members each month.  The contractual term for the membership fees is equal to the monthly membership period.  The expected period during which the services will be performed in return for the membership fees will never extend beyond the one-month membership period since the members will pay another monthly membership fee before the next monthly membership period begins.  As a result, the Company recognizes the membership fees on a straight-line basis over the contract term since the relationship with the member is not expected to extend beyond the contractual term and the member is not expected to continue to benefit from the payment of the membership fee after the contractual term has expired.

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

At the beginning of each membership period, the monthly membership fee is paid by the member and recorded as deferred revenue.  The Company then recognizes revenue as the services are rendered.  Shipping and handling fees that the Company receives for the shipment of membership packages to new members are included in its membership fees and recorded as deferred revenue.  The Company typically receives cash within five days of the date the membership fee is charged to a member’s credit card.  The Company had deferred revenue of $92,188 and $79,008 at December 31, 2009 and 2008, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2.  Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

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

The Company recognizes refunds as expense in accordance with ASC 605 which permits companies to recognize refundable membership fees, net of estimated refunds, as earned revenue over the membership term in limited circumstances if the following criteria are met: (i) the estimate of cancellations and refunded revenue are being made for a large pool of homogeneous items (membership transactions with the same characteristics, such as terms, periods, class of customers, nature of services, etc.), (ii) reliable estimates of the expected refunds can be made on a timely basis and it is remote that material adjustments to previously recognized revenue would be required, (iii) there is a sufficient company-specific historical basis upon which to estimate the refunds and such historical basis is predictive of future events, and (iv) the amount of the membership fees specified in the agreement at the outset of the arrangement is fixed, other than the customer’s right to request a refund.  The Company had sales refunds of $164,552 and $203,870 that were netted against sales for the years ended December 31, 2009 and 2008, respectively, and had refunds payable of $8,607 and $38 at December 31, 2009 and 2008, respectively.

Direct Costs

The Company’s direct costs consist of sales commissions and fees paid to PPOs and provider networks.  The Company incurred sales commission expense of $639,950 and $578,057 and network provider costs of $320,581 and $458,019 for the years ended December 31, 2009 and 2008, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2.  Significant Accounting Policies (Continued)

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

Stock-Based Compensation Expense

The Company accounts for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718 (“ASC 718”) using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The Company accounts for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505 (“ASC 505”).  ASC 718 and ASC 505 require that the Company recognizes compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2.  Significant Accounting Policies (Continued)

Stock-Based Compensation Expense (Continued)

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

The Company recognized $1,202,632 and $1,616,853 of stock compensation expense during the years ended December 31, 2009 and 2008, respectively.

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

Net deferred tax assets consisted of the following components at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$5,722,311	$5,250,900
Depreciation	2,995	2,000
Deferred revenue	35,953	30,800

Deferred tax liabilities:
Depreciation	-0-	-0-

Valuation allowance	(5,761,259)	(5,283,700)

Net deferred tax asset	$—	$—

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2.  Significant Accounting Policies (Continued)

Income Taxes (Continued)

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $14,672,600 that may be offset against future taxable income from the years 2010 through 2030. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

In calculating the amount of pretax income from continuing operations for the years ended December 31, 2009 and 2008, the amount of income tax calculated under accounting principles generally accepted in the United States of America differed from the amount of income tax determined under United States federal and state income tax provisions as follows:

	December 31,
	2009	2008

Book income	$(840,961)	$(1,189,852)
Meals and entertainment	1,512	9,971
Stock compensation	331,990	653,973
Valuation allowance	526,811	525,908

	$—	$—

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2.  Significant Accounting Policies (Continued)

Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year.   The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year.  A total of 18,200,515 and 16,838,092 shares of common stock underlying options and warrants that were outstanding on December 31, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each year.

	For the Years Ended December 31,
	2009	2008

Net loss as reported	$(2,156,309)	$(3,050,902)
Weighted average number of shares outstanding – basic and diluted	62,062,407	46,796,331
Loss per share – basic and diluted	$(0.03)	$(0.07)

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2.  Significant Accounting Policies (Continued)

Derivative Financial Instruments

The Company has issued common stock and warrants to certain consultants to the Company and has evaluated the terms and conditions of the common stock and warrants to determine whether the warrants represented embedded or freestanding derivative instruments under the provisions of ASC Topic 815 (“ASC 815”).  The Company determined that the warrants did not represent freestanding derivative instruments and that the warrants did not meet the requirements for liability classification under ASC 815.  As a result, the fair value of the warrants is reflected in the Company’s additional paid-in capital.  The fair value of the Company’s derivative financial instruments are estimated using the Black-Scholes pricing model which takes into consideration the estimated term of the warrants, the volatility of the price of the Company’s common stock, interest rates and the probability that the warrants will be exercised.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives of the related assets.  The estimated useful lives of the Company’s property and equipment are as follows:

Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	7 years
Telephone equipment	5 years
Website equipment	3 years

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2.  Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as ASC Topic 855 (“ASC 855”) which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date (i.e., whether that date represents the date the financial statements were issued or were available to be issued). These new provisions are effective for interim or fiscal periods ending after June 15, 2009.  The adoption of these provisions did not have a material impact on the Company’s financial condition and results of operations.

In June 2009, the FASB issued guidance now codified as ASC Topic 105 (“ASC 105”) as the single source of authoritative nongovernmental U.S. GAAP.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB ASC is considered non-authoritative.  These new provisions are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of these provisions did not have an impact on the Company’s financial condition and results of operations.

Note 3.  Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

	Amount
	2009	2008
Asset
Computers	$60,708	$60,708
Software	6,109	6,109
Furniture	27,968	27,968
Telephone	80,780	80,780
Website	106,477	106,477
Less: accumulated depreciation	(266,299)	(248,200)

Net property and equipment	$15,743	$33,842

Depreciation expense for the years ended December 31, 2009 and 2008 was $18,099 and $35,708, respectively.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 4.   Deposits

Deposits consist primarily of cash reserves held by merchant processors that the Company uses to process credit card transactions and the security deposit held by the lessor of the Company’s office space.  Each agreement that the Company has entered into with merchant processors contains a standard provision that gives the merchant processors the right to withhold funds from the proceeds generated by the Company through the sale of its membership programs through credit card transactions.  The amount of the reserves may be increased or decreased by each merchant processor at any time based on the perceived risk exposure of the merchant processor.  The merchant processors are required to return the amount of funds that they withhold from the proceeds within no less than six months and no more than nine months of the date such funds were originally withheld.  As a result, the Company expects to receive all such funds within six to nine months of the date such funds were originally withheld by the merchant processors.

As of September 30, 2009, the Company had a total of $97,828 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $19,000 was being held by the lessor of the Company’s office space and the rest was being held by other business partners of the company.  As of December 31, 2008, the Company had a total of $106,828 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $12,828 was being held by PayTran Payment Systems and $19,000 was being held by the lessor of the Company’s office space.

Note 5.  Commitments and Contingencies

The Company’s material commitments and contingencies consist of an operating lease for its office space in Pennsylvania and employment agreements with its executive officers.

Operating Leases

The Company is a party to a lease for its office facility located in Horsham, Pennsylvania which was most recently amended in November 2009.  The amendment extended the term of the lease from May 31, 2010 to May 31, 2013.  The amendment provides for an initial monthly rent payment of $7,214 and an initial monthly operating expense payment of approximately $6,160.  The Company will be required to make minimum annual rent payments of approximately $86,500, $90,000 and $93,500, respectively, and estimated annual operating expense payments of approximately $74,000 (subject to periodic increases) during the three-year term of the amendment.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 5.  Commitments and Contingencies (Continued)

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2010	$965,749
2011	88,527
$1,054,276

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 8.  401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution.  The Company contributed $7,206 and $35,707 to the plan during the years ended December 31, 2009 and 2008, respectively.

Note 9.  Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at December 31, 2009 and 2008, respectively, of which 73,894,754 and 52,586,281 shares of common stock were outstanding at December 31, 2009 and 2008, respectively.  Warrants exercisable into a total of 8,143,372 and 7,661,592 shares of the Company’s common stock were outstanding on December 31, 2009 and 2008, respectively.

The Company estimates the fair value of warrants issued for services on the date of grant by using the Black-Scholes pricing model.  Under this model, the Company used the following weighted-average assumptions to determine the fair value of the warrants that have been issued for services: a dividend yield of zero percent, an expected volatility of 282%, a risk-free interest rate of 3.5% and a remaining contractual term of two years.  The Company follows ASC Topic 505 (“ASC 505”) to recognize the fair value of warrants granted.  Under ASC 505, the fair value of the warrants should be recognized as the services are rendered.  The Company is recognizing the cost of services evenly over the term of the agreements since the services are being rendered on an ongoing basis during the term of the agreements.

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 9.  Common Stock and Warrants (Continued)

Non Capital-Raising Transactions (Continued)

In February 2008, the Company issued 240,000 shares of common stock to the holder of a promissory note in partial consideration for the extinguishment of debt.  The shares were issued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $60,000, all of which was recognized as expense during the year ended December 31, 2008.

In April 2008, the Company issued a total of 2,700,000 shares of common stock to consultants for marketing and advisory services pursuant to individual consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $1,246,900.  The Company recognized $554,874 and $692,026 of expense during the years ended December 31, 2009 and 2008 in connection with the issuance of these shares.

In December 2008, the Company issued a total of 1,385,525 shares of common stock to five consultants pursuant to individual consulting agreements. The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $87,704. The Company recognized $64,902 and $16,746 of expense during the years ended December 31, 2009 and 2008, respectively, in connection with the issuance of these shares.

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

In January 2009, the Company issued 600,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $30,000, all of which was recognized as expense during the year ended December 31, 2009.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 9.  Common Stock and Warrants (Continued)

Non Capital-Raising Transactions (Continued)

In June 2009, the Company issued 500,000 and 405,000 shares of common stock to David M. Daniels, its President and Chief Executive Officer, and Alex Soufflas, its Vice President and Chief Financial Officer, respectively, in full payment of deferred salary compensation that was earned by each of them during the three months ended March 31, 2009 and payable to each of them as of March 31, 2009.  The shares were valued at $0.09 per share for total consideration of $81,450, all of which was recognized as expense during the year ended December 31, 2009.

In December 2009, the Company issued 1,864,286 and 1,556,143 shares of common stock to David M. Daniels, its President and Chief Executive Officer, and Alex Soufflas, its Vice President and Chief Financial Officer, respectively, in full payment of deferred salary compensation that was earned by each of them during the nine months ended December 31, 2009 and payable to each of them as of December 31, 2009.  The shares were valued at $0.07 per share for total consideration of $239,430, all of which was recognized as expense during the year ended December 31, 2009.

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 9.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 9.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

In July 2008, the Company sold 3,000,000 shares of common stock and one Class A warrant exercisable into 3,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $750,000.  The Company paid finder fees consisting of 225,000 shares of common stock and a Class A warrant exercisable into 225,000 shares of common stock and cash consideration of $56,250 in connection with this offering.  The Class A warrants had an exercise price of $0.30 per share, were exercisable for a period commencing on the date of grant and ending on December 31, 2009, and expired at the end of the exercise period.

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

In May 2009, the Company sold 2,000,000 shares of common stock and Class A warrants exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $100,000.  The Company paid finder fees consisting of 200,000 shares of common stock and 100,000 Class A warrants.  The Class A warrants had an exercise price of $0.075 per share, were exercisable during the period commencing on the date of grant and ending December 31, 2009, and expired at the end of the exercise period.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 9.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

In July 2009, the Company completed a private offering of 500,000 shares of its common stock and Class A warrants exercisable into 250,000 shares of common stock for aggregate cash consideration of $30,000.  The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.12 per unit.   The Class A warrants had an exercise price of $0.06 per share, were exercisable during the period commencing on the date of grant and ending December 31, 2009, and expired at the end of the exercise period.

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

In August 2009, the Company completed a private offering of 2,150,000 shares of its common stock, Class A warrants exercisable into 1,075,000 shares of common stock and Class B warrants exercisable into 1,075,000 shares of common stock for aggregate cash consideration of $107,500.  The shares were sold in units consisting of two shares of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.10 per unit.   The Class A warrants had an exercise price of $0.05 per share, were exercisable during the period commencing on the date of grant and ending December 31, 2009, and expired at the end of the exercise period.   The Class B warrants have an exercise price of $0.10 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

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

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 9.  Common Stock and Warrants (Continued)

Capital-Raising Transactions (Continued)

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

In November 2009, the Company completed a private offering of Class A warrants exercisable into 2,000,000 shares of common stock for aggregate cash consideration of $1,000.  The Company paid finder fees consisting of Class A warrants exercisable into 300,000 shares of common stock.  The Class A warrants had an exercise price of $0.04 per share, were exercisable during the period commencing on the date of grant and ending December 31, 2009, and expired at the end of the exercise period.

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

During the year ended December 31, 2009, the Company received aggregate gross proceeds of $3,750 from the exercise of warrants held by one of the Company’s security holders.  The Company issued a total of 75,000 shares of its common stock in connection therewith at an exercise price of $0.05 per share.

Note 10.  Stock Options

Stock options exercisable into a total of 10,057,143 and 9,176,500 shares of the Company’s common stock were outstanding on December 31, 2009 and 2008, respectively.  The weighted average exercise price of the stock options outstanding on December 31, 2009 and 2008 was $0.37 and $0.41, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC 718.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 221% and 290%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 10.  Stock Options (Continued)

In January 2008, the Company issued a stock option to a new employee to acquire 100,000 shares of common stock.  The option has an exercise price of $0.23 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The option has a term of 10 years and was valued at $22,997 on the date of grant. The Company recognized $5,745 and $5,383 of expense during the years ended December 31, 2009 and 2008, respectively, in connection with the issuance of this option.

In March 2008, the Company issued a stock option to each of David M. Daniels, Alex Soufflas and Patricia S. Bathurst to acquire 400,000 shares of common stock.  Each option has an exercise price of $0.28 per share, which was the closing sales price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on the first anniversary of the date of grant.  The options have a term of 10 years and had a total value of $335,962 on the date of grant. The Company recognized $84,163 and $83,933 of expense during the years ended December 31, 2009 and 2008, respectively, in connection with the issuance of these options.

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

In June 2009, the Company issued a stock option to Patricia S. Bathurst to acquire 225,000 shares of common stock in full payment of deferred salary compensation that was earned by her during the three months ended March 31, 2009 and payable to her as of March 31, 2009.  The option has an exercise price of $0.09 per share and was vested in full on the date of grant.  The option has a term of 10 years and was valued at $20,245 on the date of grant, all of which was recognized as expense during the year ended December 31, 2009.

In December 2009, the Company issued a stock option to Patricia S. Bathurst to acquire 855,643 shares of common stock in full payment of deferred salary compensation that was earned by her during the nine months ended December 31, 2009 and payable to her as of December 31, 2009.  The option has an exercise price of $0.07 per share and was vested in full on the date of grant.  The option has a term of 10 years and was valued at $59,872 on the date of grant, all of which was recognized as expense during the year ended December 31, 2009.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 10.  Stock Options (Continued)

A summary of the stock options issued during the years ended December 31, 2009 and 2008 is set forth below.  No stock options were exercised during the years ended December 31, 2009 and 2008.

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2007	7,660,000	$0.45

Granted	1,586,500	0.24
Expired	(70,000)	0.55

Outstanding, December 31, 2008	9,176,500	$0.41

Granted	1,080,643	0.07
Expired	(200,000)	0.60

Outstanding, December 31, 2009	10,057,143	$0.37

Exercisable, December 31, 2008	6,834,000	$0.42
Exercisable, December 31, 2009	8,479,643	$0.37

Year Ended December 31,	Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

2008	$0.055 – $0.88	9,176,500	9.32	$0.41
2009	$0.055 – $0.88	10,057,143	9.39	$0.37

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 11.  Related-Party Transactions

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

In December 2009, the Company issued 1,864,286 and 1,556,143 shares of common stock to David M. Daniels, its President and Chief Executive Officer, and Alex Soufflas, its Vice President and Chief Financial Officer, respectively, in full payment of deferred salary compensation that was earned by each of them during the nine months ended December 31, 2009 and payable to each of them as of December 31, 2009.

National Health Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 11.  Related-Party Transactions (Continued)

In December 2009, the Company issued a stock option to Patricia S. Bathurst to acquire 855,643 shares of common stock in full payment of deferred salary compensation that was earned by her during the nine months ended December 31, 2009 and payable to her as of December 31, 2009.  The option has an exercise price of $0.07 per share and was vested in full on the date of grant.

Note 12.  Subsequent Events

The Company has performed an evaluation of subsequent events as of the date the financial statements were issued.  Other than the events noted below, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

In January 2010, the Company sold 1,000,000 shares of common stock and Class A warrants exercisable into 1,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $40,000.  The Class A warrants have an exercise price of $0.04 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

In February 2010, the Company sold 2,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $40,000.

In February 2010, the Company sold 2,000,000 shares of common stock and Class A warrants exercisable into 4,000,000 shares of common stock to an accredited investor for aggregate gross proceeds of $40,000.  The Class A warrants have an exercise price of $0.02 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2010, and expire at the end of the exercise period.

In March 2010, Alex Soufflas resigned as the Company’s Chief Financial Officer, Executive Vice President and Secretary effective March 31, 2010.

In March 2010, we completed a private offering of 450,000 shares of our common stock for aggregate cash consideration of $10,125.  The Company agreed to file a registration statement with the SEC by March 31, 2010 to register the resale of all shares of common stock sold in the offering.

In March 2010, the Company completed a private offering of 3,200,000 shares of its common stock for aggregate cash consideration of 64,000.  The Company agreed to file a registration statement with the SEC by March 31, 2010 to register the resale of all shares of common stock sold in the offering.

EXHIBIT INDEX

Exhibit	Exhibit Description

10.32	Option to Acquire Shares of Common Stock, dated December 29, 2009, issued by the Company to Patricia S. Bathurst

21.1	Subsidiaries of the Company

23.1	Consent of H J & Associates, LLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended