Form 10-Q
period 2010-03-31
National Health Partners Inc
filed 2010-05-17
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 84,392,478 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on May 14, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2010	December 31,
	(Unaudited)	2009
Assets

Current assets:
Cash	$42,362	$31,691
Prepaid expense	—	4,699
Deposits	78,829	78,829
Other current assets	—	9,300

Total current assets	121,191	124,519

Property and equipment, net	12,881	15,743
Prepaid expense	—	1,357
Deposits	19,000	19,000

Total assets	$153,072	$160,619

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$108,422	$144,369
Refunds payable	10,798	8,607
Accrued expenses	752	892
Deferred revenue	112,798	92,188

Total current liabilities	232,770	246,056

Total liabilities	232,770	246,056

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 84,392,478 and 73,894,754 shares issued and outstanding on March 31, 2010 and December 31, 2009, respectively	84,392	73,895
Additional paid-in capital	26,874,307	26,554,571
Deferred compensation	(87,579)	(106,060)
Accumulated deficit	(26,950,818)	(26,607,843)

Total stockholders' deficit	(79,698)	(85,437)

Total liabilities and stockholders' deficit	$153,072	$160,619

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Net revenue	$537,810	$417,843

Direct costs	245,639	131,944

Gross profit	292,171	285,899

Operating expenses:
Selling and marketing	10,878	36,041
General and administrative	624,268	715,218

Total operating expenses	635,146	751,259

Loss from operations	(342,975)	(465,360)

Other income (expense):
Interest income	—	83

Total other income (expense)	—	83

Net loss	$(342,975)	$(465,277)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	77,083,643	53,145,170

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(342,975)	$(465,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	87,045	98,383
Options issued for services	73,600	68,151
Depreciation	2,862	7,246
Changes in operating assets and liabilities:
Decrease in deposits	—	8,511
Decrease in other current assets	9,300	—
(Decrease) increase in accounts payable and accrued expenses	(36,087)	119,942
Increase in refunds payable	2,191	4,732
Increase (decrease) in deferred revenue	20,610	(21,510)

Net cash used by operating activities	(183,454)	(179,822)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities
Proceeds from sale of stocks and warrants	194,125	6,000

Net cash provided by financing activities	194,125	6,000

Net increase (decrease) in cash	10,671	(173,822)

Cash at beginning of period	31,691	177,545

Cash at end of period	$42,362	$3,723

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for stock offering costs	$285	$—

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The financial  tatements include the balances of National Health Partners, Inc. and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated in consolidation.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 2. Basis of Presentation (Continued)

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

As of March 31, 2010, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of $24,536 and $98,383 for the three months ended March 31, 2010 and 2009, respectively.

Note 4. Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 15,450,515 and 18,564,750 shares of common stock underlying options and warrants that were outstanding on March 31, 2010 and 2009, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended March 31,
	2010	2009

Net loss as reported	$(342,975)	$(465,277)

Weighted average number of shares outstanding - basic and diluted	77,083,643	53,145,170

Loss per share - basic and diluted	$(0.00)	$(0.01)

Note 5. Property and Equipment

Property and equipment consisted of the following at March 31, 2010:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(269,161)

Net property and equipment	$12,881

Depreciation expense was $2,862 and $7,246 for the three months ended March 31, 2010 and 2009, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

As of March 31, 2010, the Company had a total of $97,829 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $2,829 was being held by PayTran Payment Systems, $1,000 was being held by Clickbooth.com and $19,000 was being held by the lessor of the Company’s office space.

Note 7. Commitments and Contingencies

The Company’s material commitments and contingencies consist of an operating lease for its office space in Pennsylvania and employment agreements with its executive officers.

Operating Leases

The Company is a party to a lease for its office facility located in Horsham, Pennsylvania which was most recently amended on November 13, 2009.  The amendment extended the term of the lease from May 31, 2010 to May 31, 2013.  The amendment provides for an initial monthly rent payment of $7,214 and an initial monthly operating expense payment of approximately $6,160.  The Company will be required to make minimum annual rent payments of approximately $86,500, $90,000 and $93,500, respectively, and estimated annual operating expense payments of approximately $74,000 (subject to periodic increases) during the three-year term of the amendment.

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2010	$160,500
2011	164,000
2012	167,500
2013	69,792

$561,792

Employment Agreements

The Company is a party to an employment agreement with its current executive officer.  At the request of the executive officer, the Company resolved to decrease the annual salary in the employment agreement to $168,000, effective February 1, 2010.  Future minimum payments under this employment agreement are as follows:

Fiscal Year	Amount

2010	$185,690
2011	168,000

$353,690

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 8. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2010, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9. 2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2010, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $60 and $2,833 to the plan during the three months ended March 31, 2010 and 2009, respectively.

Note 11. Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at March 31, 2010 and 2009, respectively, of which 84,392,478 and 53,286,281 shares of common stock were outstanding at March 31, 2010 and 2009, respectively.  Warrants exercisable into an aggregate of 11,143,372 and 3,969,217 shares of the Company’s common stock were outstanding on March 31, 2010 and 2009, respectively.

Non Capital-Raising Transactions

On March 31, 2010, the Company entered into a Securities Agreement with David M. Daniels, its Chief Executive Officer, pursuant to which it granted 1,180,612 shares of the Company’s common stock, $0.001 par value per share to Mr. Daniels.  The shares were issued in lieu of the payment of $17,690 of salary compensation earned by Mr. Daniels under the Employment Agreement, dated May 1, 2006, by and between the Company and Mr. Daniels, during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Mr. Daniels as of January 31, 2010, and in part for the termination of the following stock options held by Mr. Daniels: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, and (iii) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.

On March 31, 2010, the Company entered into a Securities Agreement with Patricia S. Bathurst, its Vice President — Marketing,  pursuant to which it granted a stock option (the “Option”) to acquire 500,000 shares of common stock to Ms. Bathurst.  The Option was issued in lieu of the payment of $8,119 of salary compensation earned by Ms. Bathurst under the Employment Agreement, dated May 1, 2006, by and between the Company and Ms. Bathurst during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Ms. Bathurst as of January 31, 2010, and in part for the termination of the following stock options held by Ms. Bathurst: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, (iii) the stock option dated September 4, 2007 to acquire 400,000 shares of common stock at an exercise price of $0.50, and (iv) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.  The Option is for a term of 10 years, has an exercise price of $0.045 per share and vested in full on the date of grant.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 11. Common Stock and Warrants (Continued)

On March 31, 2010, the Company entered into a Securities Agreement with Alex Soufflas, its Chief Financial Officer and Executive Vice President,  pursuant to which it granted 382,112 shares of common stock to Mr. Soufflas.  The shares were issued in lieu of the payment of $14,765 of salary compensation earned by Mr. Soufflas under the Employment Agreement, dated February 1, 2006, by and between the Company and Mr. Soufflas, during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Mr. Soufflas as of January 31, 2010.

Capital-Raising Transactions

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

Note 12. Stock Options

Stock options exercisable into an aggregate of 4,307,143 and 9,176,500 shares of the Company’s common stock were outstanding on March 31, 2010 and 2009, respectively, of which 4,010,286 and 7,159,000 shares were vested, respectively.  No options were exercised during the three months ended March 31, 2010 and 2009, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 219% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

Note 13. Related Party Transactions

On March 31, 2010, the Company entered into a Securities Agreement with David M. Daniels, its Chief Executive Officer, pursuant to which it granted 1,180,612 shares of the Company’s common stock, $0.001 par value per share to Mr. Daniels.  The shares were issued in lieu of the payment of $17,690 of salary compensation earned by Mr. Daniels under the Employment Agreement, dated May 1, 2006, by and between the Company and Mr. Daniels, during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Mr. Daniels as of January 31, 2010, and in part for the termination of the following stock options held by Mr. Daniels: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, and (iii) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 13. Related Party Transactions (Continued)

On March 31, 2010, the Company entered into a Securities Agreement with Patricia S. Bathurst, its Vice President — Marketing, pursuant to which it granted a stock option (the “Option”) to acquire 500,000 shares of common stock to Ms. Bathurst.  The Option was issued in lieu of the payment of $8,119 of salary compensation earned by Ms. Bathurst under the Employment Agreement, dated May 1, 2006, by and between the Company and Ms. Bathurst during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Ms. Bathurst as of January 31, 2010, and in part for the termination of the following stock options held by Ms. Bathurst: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, (iii) the stock option dated September 4, 2007 to acquire 400,000 shares of common stock at an exercise price of $0.50, and (iv) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.  The Option is for a term of 10 years, has an exercise price of $0.045 per share and vested in full on the date of grant.

On March 31, 2010, the Company entered into a Securities Agreement with Alex Soufflas, its Chief Financial Officer and Executive Vice President, pursuant to which it granted 382,112 shares of common stock to Mr. Soufflas.  The shares were issued in lieu of the payment of $14,765 of salary compensation earned by Mr. Soufflas under the Employment Agreement, dated February 1, 2006, by and between the Company and Mr. Soufflas, during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Mr. Soufflas as of January 31, 2010.

Note 14.  Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

The registration statement filed by the Company on March 31, 2010 with the SEC,  to register the resale of 3,935,000 shares of common stock sold or issued in two offerings during March 2010, was deemed Effective by the SEC on April 23, 2010.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” the “registrant” “we,” “us” or “our” and similar terms in this report refer to National Health Partners, Inc. and its subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein and under the caption “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.  The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

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

We experienced an increase in revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  The shift in our sales strategy resulted in increased direct costs in total and as a percentage of revenue.  However, our gross profit margin for the three months ended March 31, 2010 was lower than our gross profit margin for the three months ended March 31, 2009.  Similarly, our net loss and net loss per share for the three months ended March 31, 2010 were substantially lower than our net loss and net loss per share for the three months ended March 31, 2009.  The shift in our sales strategy and the implementation of cost-cutting initiatives also resulted in a slight increase in net cash used by operating activities during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

We generated revenue of $537,810 for the three months ended March 31, 2010 compared to revenue of $417,843 for the three months ended March 31, 2009.  We achieved a gross profit of $292,171 and gross profit percentage of 54% for the three months ended March 31, 2010, compared to a gross profit of $285,899 and gross profit margin of 68% for the three months ended March 31, 2009.  We recognized a net loss of $342,975, or $0.004 per share, for the three months ended March 31, 2010, compared to a net loss of $465,277, or $0.009 per share, for the three months ended March 31, 2009.  Net cash used by operating activities was $183,454 for the three months ended March 31, 2010 compared to $179,822 for the three months ended March 31, 2009, representing an increase of 2%.

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

We expect the number of CARExpressTM members generated each month to increase substantially during the quarter ended June 30, 2010 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate revenue of between $4 million and $6 million during the year ended December 31, 2010.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past few quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2010 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2010.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2010 and 2009

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue increased $119,967 to $537,810 for the three months ended March 31, 2010 from $417,843 for the three months ended March 31, 2009.

The increase of $119,967 resulted primarily from an increase in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $113,695 to $245,639 for the three months ended March 31, 2010, from $131,944 for the three months ended March 31, 2010.  The increase of $113,695 was due to increases of $96,015 for sales commissions and $17,680 for PPO and provider network costs resulting from the increase in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $25,163 to $10,878 for the three months ended March 31, 2010, from $36,041 for the three months ended March 31, 2009.  The decrease of $25,163 was due primarily to a decrease of $21,524 for salaries and other compensation paid to employees selling and marketing our membership programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $74,048 to $405,097 for the three months ended March 31, 2010, from $479,145 for the three months ended March 31, 2009.  The decrease of $74,048 was due  to decreases of $82,448 for salary expense,  $24,124 for restricted stock award expense, $7,620 for stock option expense and $5,634 for related payroll taxes offset by an increase of $42,495 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $41,884 to $57,886 for the three months ended March 31, 2010 from $99,770 for the three months ended March 31, 2009.  The decrease of $41,884 was due primarily to a decrease of $49,722 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by an increase of $7,145 in accounting fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses increased $24,992 to $161,285 for the three months ended March 31, 2010 from $136,303 for the three months ended March 31, 2009.  The increase of $24,992 resulted primarily from increases of $16,361 for credit card service charges associated with new and recurring member transactions, $4,673 for maintenance agreements and $4,504 for rent expense.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $122,302 to $342,975 for the three months ended March 31, 2010, from $465,277 for the three months ended March 31, 2009.  The decrease of $122,302 was primarily due to decreases of $25,163 for selling and marketing expenses, $74,048 for employee compensation expenses and $41,884 for professional fees, offset by increases of $119,167 for revenue, $113,695 for direct costs incurred in connection with the sale of our membership programs and $24,992  for other general and administrative expenses. We expect to begin generating a net profit from operations during 2010 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of March 31, 2010, we had cash and cash equivalents of  $42,362.

Net cash used by operating activities was $183,454 for the three months ended March 31, 2010, compared to $179,822 for the three months ended March 31, 2009.  The $3,632 increase in cash used by operating activities was due primarily to a decrease of $122,302 for net loss,  a decrease of $156,029 for accounts payable and accrued expenses and an increase of $42,120 for deferred revenue.

We did not have any cash flows from investing activities for the three months ended March 31, 2010 and 2009.

Net cash provided by financing activities was $194,125 for the three months ended March 31, 2010, compared to $6,000 for the three months ended March 31, 2009.  The $188,125 increase in cash provided by financing activities was due solely to the increase in proceeds from the sale of stock and warrants.

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

The Company’s authorized capital consists of 100,000,000 shares of common stock, of which 84,392,478 shares of common stock were outstanding at March 31, 2010.  The total of warrants exercisable into an aggregate of 11,143,372 shares of the Company’s common stock and stock options exercisable into an aggregate of 4,307,143 shares of the Company’s common stock at March 31, 2010 equal a total 15,450,515 shares of common stock underlying options and warrants that were outstanding at March 31, 2010.  The combination of the 84,392,478 shares of common stock outstanding and the 15,450,515 shares of potentially dilutive options and warrants outstanding at March 31, 2010 gives effect to a potential outstanding total of 99,842,993 of the authorized capital of 100,000,000 shares of common stock.   The expiration of over 2,000,000 warrants on May 31, 2010, due to their unlikely exercise, would decrease the potential amount of outstanding shares of the Company’s common stock.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures.

As of March 31, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

In March 2010, we completed a private offering of 450,000 shares of our common stock for aggregate cash consideration of $10,125 (the “First March 2010 Offering”).  The shares were sold at a purchase price of $0.0225 per share.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by March 31, 2010 to register all of the shares of common stock issued in the offering.  The registration statement of which this prospectus is a part is being filed to satisfy our obligation to register these shares.

In March 2010, we completed a private offering of 3,200,000 shares of our common stock for aggregate cash consideration of $64,000 (the “Second March 2010 Offering”).  The shares were sold at a purchase price of $0.02 per share.  We paid finder fees consisting of 285,000 shares of our common stock.  We agreed to use our reasonable best efforts to file a registration statement with the SEC by March 31, 2010 to register all of the shares of common stock issued in the offering.  The registration statement of which this prospectus is a part is being filed to satisfy our obligation to register these shares.

Item 5. Other Information.

The descriptions set forth below are included herewith for the purpose of providing an overview of the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K, previously filed on April 8, 2010, in connection with our issuance of stock and/or options to David M. Daniels, Alex Soufflas and Patricia S. Bathurst on March 31, 2010.

On March 31, 2010, the Company entered into a Securities Agreement with David M. Daniels, its Chief Executive Officer, pursuant to which it granted 1,180,612 shares of the Company’s common stock, $0.001 par value per share to Mr. Daniels.  The shares were issued in lieu of the payment of $17,690 of salary compensation earned by Mr. Daniels under the Employment Agreement, dated May 1, 2006, by and between the Company and Mr. Daniels, during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Mr. Daniels as of January 31, 2010, and in part for the termination of the following stock options held by Mr. Daniels: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, and (iii) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.

On March 31, 2010, the Company entered into a Securities Agreement with Patricia S. Bathurst, its Vice President — Marketing,  pursuant to which it granted a stock option (the “Option”) to acquire 500,000 shares of common stock to Ms. Bathurst.  The Option was issued in lieu of the payment of $8,119 of salary compensation earned by Ms. Bathurst under the Employment Agreement, dated May 1, 2006, by and between the Company and Ms. Bathurst during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Ms. Bathurst as of January 31, 2010, and in part for the termination of the following stock options held by Ms. Bathurst: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, (iii) the stock option dated September 4, 2007 to acquire 400,000 shares of common stock at an exercise price of $0.50, and (iv) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.  The Option is for a term of 10 years, has an exercise price of $0.045 per share and vested in full on the date of grant.

On March 31, 2010, the Company entered into a Securities Agreement with Alex Soufflas, its Chief Financial Officer and Executive Vice President,  pursuant to which it granted 382,112 shares of common stock to Mr. Soufflas.  The shares were issued in lieu of the payment of $14,765 of salary compensation earned by Mr. Soufflas under the Employment Agreement, dated February 1, 2006, by and between the Company and Mr. Soufflas, during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Mr. Soufflas as of January 31, 2010.

The foregoing descriptions of the Securities Agreements and the Option do not purport to be complete and are qualified in their entirety by the terms of the Securities Agreements and Option filed as Exhibits 10.1 through 10.4 to our previously filed Form 8-K on April 8, 2010.

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: May 17, 2010	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer