Form 10-Q
period 2010-06-30
National Health Partners Inc
filed 2010-08-13
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 85,392,478 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on August 12, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries
Consolidated Interim Financial Statements
June 30, 2010
(Unaudited – Prepared by Management)

NOTICE OF NO AUDITOR REVIEW

The accompanying unaudited consolidated interim financial statements have been prepared by management and approved by the Audit Committee and Board of Directors.

The Company’s independent auditors have not performed a review of these consolidated interim financial statements in accordance with the standards established by the Public Company Accounting Oversight Board (United States) for a review of interim statements by an entity’s auditor.

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited - Prepared by Management)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets
Cash	$53,151	$31,691
Prepaid expense	—	4,699
Deposits	27,880	78,829
Other current assets	—	9,300

Total current assets	81,031	124,519

Property and equipment, net	10,622	15,743
Prepaid expense	—	1,357
Deposits	19,000	19,000

Total assets	$110,653	$160,619

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$224,381	$144,369
Refunds payable	14,796	8,607
Accrued expenses	130	892
Deferred revenue	186,673	92,188

Total current liabilities	425,980	246,056

Total liabilities	425,980	246,056

Commitments and contingencies	—	—

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized,
85,392,478 and 73,894,2754 shares issued and outstanding
on June 30, 2010 and December 31, 2009, respectively	85,392	73,895
Additional paid-in capital	26,925,913	26,554,571
Deferred compensation	(68,893)	(106,060)
Accumulated deficit	(27,257,739)	(26,607,843)

Total stockholders' deficit	(315,327)	(85,437)

Total liabilities and stockholders' deficit	$110,653	$160,619

See unaudited notes to financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited - Prepared by Management)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenue	$539,854	$375,228	$1,077,664	$793,071

Direct costs	443,570	226,033	689,209	357,977

Gross profit	96,284	149,195	388,455	435,094

Operating expenses:
Selling and marketing	13,730	31,050	24,608	67,091
General and administrative	389,476	681,237	1,013,744	1,396,455

Total operating expenses	403,206	712,287	1,038,352	1,463,546

Loss from operations	(306,922)	(563,092)	(649,897)	(1,028,452)

Other income (expense):
Interest income	1	4	1	87

Total other income	1	4	1	87

Net loss	$(306,921)	$(563,088)	$(649,896)	$(1,028,365)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	84,546,324	59,344,518	80,835,599	56,263,627

See unaudited notes to financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(649,896)	$(1,028,365)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services and amortization of prepaid services	105,731	253,084
Options issued for services	106,205	157,071
Depreciation	5,121	11,932
Changes in operating assets and liabilities:
Decrease in deposits	50,948	10,727
Increase in other current assets	9,300	(800)
Increase in accounts payable and accrued expenses	79,250	147,897
Increase in refunds payable	6,189	8,807
Increase in deferred revenue	94,486	15,533

Net cash used by operating activities	(192,666)	(424,114)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities
Proceeds from sale of stocks and warrants	214,125	300,475

Net cash provided by financing activities	214,125	300,475

Net increase (decrease) in cash	21,459	(123,639)
Cash at beginning of period	31,692	177,545

Cash at end of period	$53,151	$53,906

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities
Common stock issued for services	$—	$111,450
Stock options issued for services	$—	$20,245
Common stock issued for stock offering costs	$285	$40,068

See unaudited notes to financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited – Prepared by Management)

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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
June 30, 2010
(Unaudited – Prepared by Management)

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

As of June 30, 2010, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of $18,686 and $243,621 for the three months ended June 30, 2010 and 2009, respectively, and $43,222 and $410,155 for the six months ended June 30, 2010 and 2009, respectively.

Note 4. Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 11,030,393 and 17,438,650 shares of common stock underlying options and warrants that were outstanding on June 30, 2010 and 2009, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net loss as reported	$(306,921)	$(563,088)	$(649,896)	$(1,028,365)

Weighted average number of shares outstanding – basic and diluted	84,546,324	59,344,518	80,835,599	56,263,627

Loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Note 5. Property and Equipment

Property and equipment consisted of the following at June 30, 2010:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(271.420)

Net property and equipment	$10,622

Depreciation expense was $2,259 and $4,685 for the three months ended June 30, 2010 and 2009, respectively, and  $5,121 and $11,932 for the six months ended June 30, 2010 and 2009, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited – Prepared by Management)

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

As of June 30, 2010, the Company had a total of $46,880 in deposits.  Of this amount, $25,000 was being held by PowerPay Payment Systems, Inc., $1,880 was being held by Card Flex, Inc., $1,000 was being held by Clickbooth.com and $19,000 was being held by the lessor of the Company’s office space.

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

$353,690

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited – Prepared by Management)

Note 8. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2010, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9. 2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2010, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $0 and $2,177 to the plan during the three months ended June 30, 2010 and 2009, respectively and $0 and $4,888 to the plan during the six months ended June 30, 2010 and 2009, respectively.

Note 11. Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, of which 85,392,478 and 62,439,081 shares of common stock were outstanding at June 30, 2010 and 2009, respectively.  Warrants exercisable into an aggregate of 9,013,250 and 8,037,150 shares of the Company’s common stock were outstanding on June 30, 2010 and 2009, respectively.

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
June 30, 2010
(Unaudited – Prepared by Management)

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

In June 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $20,000.

Note 12. Stock Options

Stock options exercisable into an aggregate of 2,017,143 and 9,401,500 shares of the Company’s common stock were outstanding on June 30, 2010 and 2009, respectively, of which 1,927,143 and 7,384,000 shares were vested, respectively.  No options were exercised during the three months ended June 30, 2010 and 2009, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 217% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

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
June 30, 2010
(Unaudited – Prepared by Management)

Note 13. Related Party Transactions (Continued)

On March 31, 2010, the Company entered into a Securities Agreement with Patricia S. Bathurst, its Vice President - Marketing, pursuant to which it granted a stock option (the “Option”) to acquire 500,000 shares of common stock to Ms. Bathurst.  The Option was issued in lieu of the payment of $8,119 of salary compensation earned by Ms. Bathurst under the Employment Agreement, dated May 1, 2006, by and between the Company and Ms. Bathurst during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Ms. Bathurst as of January 31, 2010, and in part for the termination of the following stock options held by Ms. Bathurst: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, (iii) the stock option dated September 4, 2007 to acquire 400,000 shares of common stock at an exercise price of $0.50, and (iv) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.  The Option is for a term of 10 years, has an exercise price of $0.045 per share and vested in full on the date of grant.

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

Note 14.  Subsequent Events

    The Company has performed an evaluation of subsequent events through August 10, 2010, which is the date the financial statements were issued.   Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

    In July 2010, the Company completed a private offering of 1,000,000 shares of its common stock for aggregate cash consideration of $15,000.

    In July 2010, warrants were exercised resulting in the issuance of 1,000,000 shares of the Company’s common stock for aggregate cash consideration of $15,000.

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

We experienced an increase in revenue for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 as a result of the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  The shift in our sales strategy resulted in increased direct costs in total and as a percentage of revenue.  However, our gross profit margin for the three and six months ended June 30, 2010 was lower than our gross profit margin for the three and six months ended June 30, 2009.  Similarly, our net loss and net loss per share for the three and six months ended June 30, 2010 were substantially lower than our net loss and net loss per share for the three and six months ended June 30, 2009.  The shift in our sales strategy and the implementation of cost-cutting initiatives also resulted in a decrease in net cash used by operating activities during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

We generated revenue of $539,854 and $1,077,664 for the three and six months ended June 30, 2010, respectively, compared to revenue of $375,228 and $793,071 for the three and six months ended June 30, 2009, respectively.  We achieved a gross profit of $96,284 and $388,455 for the three and six months ended June 30, 2010, respectively, compared to a gross profit of $149,195 and $435,094 for the three and six months ended June 30, 2009, respectively.  We recognized a net loss of $306,921 and $649,896 ($0.00 and $0.01 per share) for the three and six months ended June 30, 2010, respectively, compared to a net loss of $563,088 and $1,028,365 ( $0.01 and $0.02 per share) for the three and six months ended June 30, 2009, respectively.  Net cash used by operating activities was $192,666 for the six months ended June 30, 2010 compared to $424,114 for the six months ended June 30, 2009, representing a decrease of 55%.

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

We expect the number of CARExpressTM members generated each month to increase substantially during the quarter ended September 30, 2010 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue during the year ended December 31, 2010.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past few quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2010 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2010.

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

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue increased $164,626 to $539,854 for the three months ended June 30, 2010 from $375,228 for the three months ended June 30, 2009.

The increase of $164,626 resulted primarily from an increase in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $217,537 to $443,570 for the three months ended June 30, 2010, from $226,033 for the three months ended June 30, 2010.  The increase of $217,537 was due to increases of $196,394 for sales commissions and $21,143 for PPO and provider network costs resulting from the increase in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $17,320 to $13,730 for the three months ended June 30, 2010, from $31,050 for the three months ended June 30, 2009.  The decrease of $17,320 was due primarily to a decrease of $12,043 for general marketing and advertising.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $231,626 to $221,358 for the three months ended June 30, 2010, from $452,984 for the three months ended June 30, 2009.  The decrease of $231,626 was due primarily to decreases of $184,372 for salary expense,   $29,604 in stock option expenses and $16,165 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $56,760 to $12,580 for the three months ended June 30, 2010 from $69,340 for the three months ended June 30, 2009.  The decrease of $56,760 was due primarily to a decrease of $54,566 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $3,375 to $155,538 for the three months ended June 30, 2010 from $158,913 for the three months ended June 30, 2009.  The decrease of $3,375 resulted primarily from decreases of $10,402 for supplies and $5,233 for rent expense, offset by an increase of $12,006 for credit card service charges associated with new and recurring member transactions.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $256,167 to $306,921 for the three months ended June 30, 2010, from $563,088 for the three months ended June 30, 2009.  The decrease of $256,167 was primarily due to decreases of $17,320 for selling and marketing expenses, $231,626 for employee compensation expenses, $56,760 for professional fees and $3,375 for other general and administrative expenses, offset by increases of $164,626 for revenue and $217,537 for direct costs incurred in connection with the sale of our membership programs. We expect to begin generating a net profit from operations during 2010 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Comparison of the Six-Month Periods Ended June 30, 2010 and 2009

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue increased $284,593 to $1,077,664 for the six months ended June 30, 2010 from $793,071 for the six months ended June 30, 2009.

The increase of $284,593 resulted primarily from an increase in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $331,232 to $689,209 for the six months ended June 30, 2010, from $357,977 for the six months ended June 30, 2009.  The increase of $331,232 was due to increases of $295,444 for sales commissions and increases of $35,788 for PPO and provider network costs resulting from the increase in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $42,483 to $24,608 for the six months ended June 30, 2010, from $67,091 for the six months ended June 30, 2009.  The decrease of $42,483 was due primarily to a decrease of $10,025 for marketing programs, a decrease of $10,214 in sales salaries and a decrease of $13,936 in sales related stock option expenses.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $311,609 to $620,398 for the six months ended June 30, 2010, from $932,007 for the six months ended June 30, 2009.  The decrease of $311,609 was due primarily to a decrease of $266,819 for salary expense.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $102,538 to $70,567 for the six months ended June 30, 2010 from $173,105 for the six months ended June 30, 2009.  The decrease of $102,538 was due primarily to a decrease of $104,288 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses increased $31,436 to $322,779 for the six months ended June 30, 2010 from $291,343 for the six months ended June 30, 2009.  The increase of $31,436 resulted primarily from increases of $5,744 for supplies and $28,367 for credit card service charges associated with new and recurring member transactions.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $378,469 to $649,896 for the six months ended June 30, 2010, from $1,028,365 for the six months ended June 30, 2009.  The decrease of $378,469 was primarily due to decreases of $42,483 for selling and marketing expenses, $311,609 for employee compensation, and $102,538 in professional fees, offset by increases of $31,436 in other general and administrative expenses described above, $284,593 for revenue and $331,232 for direct costs incurred in connection with the sale of our membership programs. We expect to begin generating a net profit from operations during 2010 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of June 30, 2010, we had cash and cash equivalents of $53,151.

Net cash used by operating activities was $192,666 for the six months ended June 30, 2010, compared to $424,114 for the six months ended June 30, 2009.  The $231,448 decrease in cash used by operating activities was due primarily to a decrease of $378,469 for net loss, decreases of $68,647 for accounts payable and accrued expenses and $198,219 for equity-based compensation expense and increases of $78,953 for deferred revenue and $40,221 for deposits.

We did not have any cash flows from investing activities for the six months ended June 30, 2010 and 2009.

Net cash provided by financing activities was $214,125 for the six months ended June 30, 2010, compared to $300,475 for the six months ended June, 2009.  The $86,350 decrease in cash provided by financing activities was due solely to the decrease in proceeds from the sale of stock and warrants.

Our primary sources of capital for the six months ended June 30, 2010 are set forth below.

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

In June 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $20,000.

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

The Company’s authorized capital consists of 100,000,000 shares of common stock, of which 85,392,478 shares of common stock were outstanding at June 30, 2010.  The total of warrants exercisable into an aggregate of 9,013,250 shares of the Company’s common stock and stock options exercisable into an aggregate of 2,017,143 shares of the Company’s common stock at June 30, 2010 equal a total 11,030,393 shares of common stock underlying options and warrants that were outstanding at June 30, 2010.  The combination of the 85,392,478 shares of common stock outstanding and the 11,030,393 shares of potentially dilutive options and warrants outstanding at June 30, 2010 gives effect to a potential outstanding total of 96,422,871 of the authorized capital of 100,000,000 shares of common stock.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures.

As of June 30, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In June 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $20,000. The shares were sold at a purchase price of $.02 per share.

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

NATIONAL HEALTH PARTNERS, INC.

Date: August 13, 2010	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer