Form 10-Q/A
period 2010-05-31
National Health Partners Inc
filed 2010-09-17
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 88,392,478 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on September 9, 2010.

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

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized,
85,392,478 and 73,894,754 shares issued and outstanding
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

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(649,896)	$(1,028,365)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services and amortization of prepaid services	105,731	253,084
Options issued for services	106,206	157,071
Depreciation	5,121	11,932
Changes in operating assets and liabilities:
Decrease in deposits	50,948	10,727
Increase in other current assets	9,300	(800)
Increase in accounts payable and accrued expenses	79,250	147,897
Increase in refunds payable	6,189	8,807
Increase in deferred revenue	94,486	15,533

Net cash used by operating activities	(192,665)	(424,114)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities
Proceeds from sale of stock and warrants	214,125	300,475

Net cash provided by financing activities	214,125	300,475

Net increase (decrease) in cash	21,460	(123,639)
Cash at beginning of period	31,691	177,545

Cash at end of period	$53,151	$53,906

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities
Common stock issued for stock offering costs	$285	$40,068

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net loss as reported	$(306,921)	$(563,088)	$(649,896)	$(1,028,365)

Weighted average number of shares outstanding – basic and diluted	84,546,324	59,344,518	80,835,599	56,263,627

Loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Note 5. Property and Equipment

Property and equipment consisted of the following at June 30, 2010:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(271,420)

Net property and equipment	$10,622

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

Options outstanding decreased by 2,290,000 during the three months ended June 30, 2010. Alex Soufflas, prior Chief Financial Officer of the Company terminated 2,050,000 options in his name. The remaining balance of 240,000 options expired.

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

            In August 2010, the Company completed a private offering of 1,000,000 shares of its common stock for aggregate cash consideration of $15,000.

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

We generated revenue of $539,854 and $1,077,664 for the three and six months ended June 30, 2010, respectively, compared to revenue of $375,228 and $793,071 for the three and six months ended June 30, 2009, respectively.  We achieved a gross profit of $96,284 and $388,455 for the three and six months ended June 30, 2010, respectively, compared to a gross profit of $149,195 and $435,094 for the three and six months ended June 30, 2009, respectively.  We recognized a net loss of $306,921 and $649,896 ($0.00 and $0.01 per share) for the three and six months ended June 30, 2010, respectively, compared to a net loss of $563,088 and $1,028,365 ( $0.01 and $0.02 per share) for the three and six months ended June 30, 2009, respectively.  Net cash used by operating activities was $192,665 for the six months ended June 30, 2010 compared to $424,114 for the six months ended June 30, 2009, representing a decrease of 55%.

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

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $217,537 to $443,570 for the three months ended June 30, 2010, from $226,033 for the three months ended June 30, 2010.  The increase of $217,537 was due to increases of $193,901 for sales commissions and $23,636 for PPO and provider network costs resulting from the increase in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

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

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $231,626 to $221,358 for the three months ended June 30, 2010, from $452,984 for the three months ended June 30, 2009.  The decrease of $231,626 was due primarily to decreases of $184,372 for salary expense, $29,063 in stock option expenses and $16,165 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

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

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $331,232 to $689,209 for the six months ended June 30, 2010, from $357,977 for the six months ended June 30, 2009.  The increase of $331,232 was due to increases of $289,917 for sales commissions and increases of $41,315 for PPO and provider network costs resulting from the increase in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $42,483 to $24,608 for the six months ended June 30, 2010, from $67,091 for the six months ended June 30, 2009.  The decrease of $42,483 was due primarily to a decrease of $9,600 for marketing programs, a decrease of $10,214 in sales salaries and a decrease of $13,936 in sales related stock option expenses.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

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

Net cash used by operating activities was $192,665 for the six months ended June 30, 2010, compared to $424,114 for the six months ended June 30, 2009.  The $231,449 decrease in cash used by operating activities was due primarily to a decrease of $378,469 for net loss, decreases of $68,647 for accounts payable and accrued expenses and $198,218 for equity-based compensation expense and increases of $78,953 for deferred revenue and $40,221 for deposits.

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

NATIONAL HEALTH PARTNERS, INC.

Date: September 16, 2010	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer