Form 10-Q
period 2010-09-30
National Health Partners Inc
filed 2010-11-15
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 92,392,478 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on November  12, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$6,736	$31,691
Prepaid expense	—	4,699
Deposits	26,000	78,829
Other current assets	—	9,300

Total current assets	32,736	124,519

Property and equipment, net	8,345	15,743
Prepaid expense	—	1,357
Deposits	19,000	19,000

Total assets	$60,081	$160,619

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$196,634	$144,369
Refunds payable	8,350	8,607
Accrued expenses	109	892
Deferred revenue	92,990	92,188

Total current liabilities	298,083	246,056

Total liabilities	298,083	246,056

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 88,392,478 and 73,894,754 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	88,392	73,895
Additional paid-in capital	26,971,501	26,554,571
Deferred compensation	(50,002)	(106,060)
Accumulated deficit	(27,247,893)	(26,607,843)

Total stockholders' equity	(238,002)	(85,437)

Total liabilities and stockholders' equity	$60,081	$160,619

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenue	$662,712	$590,591	$1,740,376	$1,383,662

Direct costs	337,458	357,106	1,026,667	715,083

Gross profit	325,254	233,485	713,709	668,579

Operating expenses:
Selling and marketing	11,922	21,212	36,530	88,303
General and administrative	303,487	734,838	1,317,230	2,131,293

Total operating expenses	315,409	756,050	1,353,760	2,219,596

Income (loss) from operations	9,845	(522,565)	(640,051)	(1,551,017)

Other income (expense):
Interest income	—	23	1	110

Total other income (expense)	—	23	1	110

Net income (loss)	$9,845	$(522,542)	$(640,050)	$(1,550,907)

Loss per share -- basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares
outstanding -- basic and diluted	87,349,000	66,265,168	83,030,591	59,634,110

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(640,050)	$(1,550,907)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services and amortization of prepaid services	124,622	327,140
Options issued for services	109,794	226,455
Depreciation	7,398	15,173
Changes in operating assets and liabilities:
Decrease in deposits	52,829	36,549
Increase (decrease) in other current assets	9,300	(550)
Increase in accounts payable and accrued expenses	51,482	233,220
Increase (decrease) in refunds payable	(257)	8,885
Increase in deferred revenue	802	13,593

Net cash used by operating activities	(284,080)	(690,442)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities
Proceeds from sale of stock and warrants	259,125	537,975

Net cash provided by financing activities	259,125	537,975

Net increase (decrease) in cash	(24,955)	(152,467)
Cash at beginning of period	31,691	177,545

Cash at end of period	$6,736	$25,078

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities
Common stock issued for stock offering costs	$285	$10,000

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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
September 30, 2010
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

As of September 30, 2010, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of $18,891 and $74,056 for the three months ended September 30, 2010 and 2009, respectively, and $62,113 and $327,140 for the nine months ended September 30, 2010 and 2009, respectively.

Note 4. Profit (Loss) Per Share

Basic profit (loss) per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net profit (loss) for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted profit (loss) per share by dividing the reported net profit (loss) for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 5,163,250 and 18,564,750 shares of common stock underlying options and warrants that were outstanding on September 30, 2010 and 2009, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic profit (loss) per share was equal to diluted profit (loss) per share for each period.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net profit (loss) as reported	$9,845	$(522,542)	$(640,050)	$(1,550,907)

Weighted average number of shares outstanding – basic and diluted	87,349,000	66,265,168	80,030,591	59,634,110

Profit (loss) per share – basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.03)

Note 5. Property and Equipment

Property and equipment consisted of the following at September 30, 2010:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(273,697)

Net property and equipment	$8,345

Depreciation expense was $2,277 and $3,242 for the three months ended September 30, 2010 and 2009, respectively, and $7,398 and $15,173 for the nine months ended September 30, 2010 and 2009, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
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

As of September 30, 2010, the Company had a total of $45,000 in deposits.  Of this amount, $25,000 was being held by PowerPay Payment Systems, Inc., $1,000 was being held by Clickbooth.com and $19,000 was being held by the lessor of the Company’s office space.

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

$353,690

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 8. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2010, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9. 2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2010, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $0 and $1,363 to the plan during the three months ended September 30, 2010 and 2009, respectively and $0 and $6,251 to the plan during the nine months ended September 30, 2010 and 2009, respectively.

Note 11. Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, of which 88,392,478 and 67,289,081 shares of common stock were outstanding at September 30, 2010 and 2009, respectively.  Warrants exercisable into an aggregate of 5,013,250 and 9,363,250 shares of the Company’s common stock were outstanding on September 30, 2010 and 2009, respectively.

The number of warrants exercisable decreased by 4,000,000 during the three months ended September 30, 2010.  3,000,000 warrants were terminated and 1,000,000 warrants were exercised.

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
September 30, 2010
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

In July 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $15,000.

In July 2010, warrants were exercised resulting in the issuance of 1,000,000 shares of the Company’s common stock for aggregate cash consideration of $15,000.

In August 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $15,000.

Note 12. Stock Options

Stock options exercisable into an aggregate of 150,000 and 9,201,500 shares of the Company’s common stock were outstanding on September 30, 2010 and 2009, respectively, of which 85,000 and 7,534,000 shares were vested, respectively.  No options were exercised during the three months ended September 30, 2010 and 2009, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 215% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

Options outstanding decreased by 1,867,143 during the three months ended September 30, 2010. All 1,867,143 options were terminated.

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
September 30, 2010
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

All stock options issued to Patricia Bathurst were cancelled in September 2010 resulting in the termination of 1,867,143 options.

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

    In November 2010, the Company completed a private offering of 4,000,000 shares of its common stock for aggregate cash consideration of $40,000.

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

We experienced an increase in revenue for the three and nine months ended September 30, 2010 compared to the three and six months ended September 30, 2009 as a result of the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups.  The shift in our sales strategy resulted in increased direct costs in total and as a percentage of revenue.   We had net income for the three months ended September 30, 2010 compared to a net loss for the three months ended September 30, 2009.  Our net loss and net loss per share for the nine months ended September 30, 2010 were substantially lower than our net loss and net loss per share for the nine months ended September 30, 2009.  The shift in our sales strategy and the implementation of cost-cutting initiatives also resulted in a decrease in net cash used by operating activities during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

We generated revenue of $662,712 and $1,740,376 for the three and nine months ended September 30, 2010, respectively, compared to revenue of $590,591 and $1,383,662 for the three and nine months ended September 30, 2009, respectively.  We achieved a gross profit of $325,254 and $713,709 for the three and nine months ended September 30, 2010, respectively, compared to a gross profit of $233,485 and $668,579 for the three and nine months ended September 30, 2009, respectively.  We recognized net income of $9,845 and a net loss of $640,051 ($0.00 and ($0.01) per share) for the three and nine months ended September 30, 2010, respectively, compared to a net loss of $522,542 and $1,550,907 (($0.01) and ($0.03) per share) for the three and nine months ended September 30, 2009, respectively.  Net cash used by operating activities was $284,080 for the nine months ended September 30, 2010 compared to $690,442 for the nine months ended September 30, 2009, representing a decrease of 59%.

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

We expect the number of CARExpressTM members generated each month to increase substantially during the quarter ended December 31, 2010 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue during the year ended December 31, 2010.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past few quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2010 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2010.

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

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue increased $72,121 to $662,712 for the three months ended September 30, 2010 from $590,591 for the three months ended September 30, 2009.

The increase of $72,121 resulted primarily from an increase in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $19,648 to $337,458 for the three months ended September 30, 2010, from $357,106 for the three months ended September 30, 2009.  The decrease of $19,648 was due to a decrease of $35,533 for sales commissions and an increase of $15,885 for PPO and provider network costs resulting from the increase in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $9,290 to $11,922 for the three months ended September 30, 2010, from $21,212 for the three months ended September 30, 2009.  The decrease of $9,290 was due primarily to a decrease of $3,694 for rent and $4,992 for salaries and other compensation paid to employees selling and marketing our membership programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $260,090 to $178,455 for the three months ended September 30, 2010, from $438,545 for the three months ended September 30, 2009.  The decrease of $260,090 was due primarily to decreases of $188,857 for salary expense, $58,711 for stock option expenses and $2,177 for payroll taxes.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $75,436 to $9,096 for the three months ended September 30, 2010 from $84,532 for the three months ended September 30, 2009.  The decrease of $75,436 was due primarily to a decrease of $55,165 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, a decrease of $8,730 for accounting fees and a decrease of $7,235 for legal fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $95,825 to $115,936 for the three months ended September 30, 2010 from $211,761 for the three months ended September 30, 2009.  The decrease of $95,825 resulted primarily from decreases of $24,671 for supplies, $14,774 for rent expense and $31,527 for credit card service charges associated with new and recurring member transactions.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Income

Our net income was $9,845 for the three months ended September 30, 2010, compared to a net loss of $522,542 for the three months ended September 30, 2009, a difference of $532,387.  The difference of $532,387 was primarily due to decreases of $9,290 for selling and marketing expenses, $260,090 for employee compensation expenses, $75,436 for professional fees, $95,825 for other general and administrative expenses and $19,648 for direct costs incurred in connection with the sale of our membership programs, offset by an increase of $72,121 in revenue.

Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue increased $356,714 to $1,740,376 for the nine months ended September 30, 2010 from $1,383,662 for the nine months ended September 30, 2009.

The increase of $356,714 resulted primarily from an increase in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $311,584 to $1,026,667 for the nine months ended September 30, 2010, from $715,083 for the nine months ended September 30, 2009.  The increase of $311,584 was due to increases of $254,383 for sales commissions and increases of $57,201 for PPO and provider network costs resulting from the increase in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $51,773 to $36,530 for the nine months ended September 30, 2010, from $88,303 for the nine months ended September 30, 2009.  The decrease of $51,773 was due primarily to a decrease of $9,791 for marketing programs, a decrease of $8,124 in sales salaries and a decrease of $21,020 in sales related stock option expenses.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $564,614 to $798,854 for the nine months ended September 30, 2010, from $1,363,468 for the nine months ended September 30, 2009.  The decrease of $564,614 was due primarily to a decrease of $455,676 for salary expense and a decrease of $95,395 for stock option expense.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $177,974 to $79,663 for the nine months ended September 30, 2010 from $257,637 for the nine months ended September 30, 2009.  The decrease of $177,974 was due primarily to a decrease of $159,453 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services and a decrease of $12,875 for legal fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $71,475 to $438,713 for the nine months ended September 30, 2010 from $510,188 for the nine months ended September 30, 2009.  The decrease of $71,475 resulted primarily from decreases of $8,393 for insurance, $15,503 for rent expense, $7,346 for repairs and $18,926 for supplies.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $910,857 to $640,050 for the nine months ended September 30, 2010, from $1,550,907 for the nine months ended September 30, 2009.  The decrease of $910,857 was primarily due to decreases of $51,773 for selling and marketing expenses, $564,614 for employee compensation, $177,974 for professional fees and $71,475 in other general and administrative expenses described above, offset by increases of $356,714 for revenue and $311,584 for direct costs incurred in connection with the sale of our membership programs.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of September 30, 2010, we had cash and cash equivalents of $6,736.

Net cash used by operating activities was $284,080 for the nine months ended September 30, 2010, compared to $690,442 for the nine months ended September 30, 2009.  The $406,362 decrease in cash used by operating activities was due primarily to a decrease of $910,857 for net loss, decreases of $181,738 for accounts payable and accrued expenses, 12,791 for deferred revenue, $9,142 for refunds payable and $319,179 for equity-based compensation expense and an increase of $16,280 for deposits.

We did not have any cash flows from investing activities for the nine months ended September 30, 2010 and 2009.

Net cash provided by financing activities was $259,125 for the nine months ended September 30, 2010, compared to $537,975 for the nine months ended September, 2009.  The $278,850 decrease in cash provided by financing activities was due solely to the decrease in proceeds from the sale of stock and warrants.

Our primary sources of capital for the nine months ended September 30, 2010 are set forth below.

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

In July 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $15,000.

In July 2010, warrants were exercised resulting in the issuance of 1,000,000 shares of the Company’s common stock for aggregate cash consideration of $15,000.

In August 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $15,000.

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

The Company’s authorized capital consists of 100,000,000 shares of common stock, of which 88,392,478 shares of common stock were outstanding at September 30, 2010.  The total of warrants exercisable into an aggregate of 5,013,250 shares of the Company’s common stock and stock options exercisable into an aggregate of 150,000 shares of the Company’s common stock at September 30, 2010 equal a total 5,163,250 shares of common stock underlying options and warrants that were outstanding at September 30, 2010.  The combination of the 88,392,478 shares of common stock outstanding and the 5,163,250 shares of potentially dilutive options and warrants outstanding at September 30, 2010 gives effect to a potential outstanding total of 93,555,728 of the authorized capital of 100,000,000 shares of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures.

As of September 30, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In July 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $15,000. The shares were sold at a purchase price of $.015 per share.

In July 2010, warrants were exercised resulting in the issuance of 1,000,000 shares of our common stock for aggregate cash consideration of $15,000. The shares were exercised at a purchase price of $.015 per share.

In August 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $15,000. The shares were sold at a purchase price of $.015 per share.

Management believes the above shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in any of the above transactions. The proceeds from these stock sales were used as general working capital.

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

NATIONAL HEALTH PARTNERS, INC.

Date: November 12, 2010	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer