Form 10-K
period 2010-12-31
National Health Partners Inc
filed 2011-03-31
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number 0-51731

NATIONAL HEALTH PARTNERS, INC
(Exact name of registrant as specified in its charter)

Indiana	04-3786176
(State of Incorporation)	(IRS Employer Identification No.)

120 Gibraltar Road, Suite 107, Horsham, PA 19044
(Address of principal executive offices)

Registrant’s telephone number, including area code: (215) 682-7114

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $2,550,000.

As of March 25, 2011, there were 123,494,919 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

CAUTIONARY STATEMENT

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-K for National Health Partners, Inc. (“Company”) discuss future expectations, contain projections of results of operation or financial condition or state other “forward-looking” information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

Management expresses its expectations, beliefs and projections in good faith and believes the expectations reflected in these forward-looking statements are based on reasonable assumptions; however, Management cannot assure current stockholders or prospective stockholders that these expectations, beliefs and projections will prove to be correct.  Such forward-looking statements reflect the current views of Management with respect to the Company and anticipated future events.

Management cautions current stockholders and prospective stockholders that such forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, demand for its products, revenues, capital needs, expenses, development and operation costs, wherever they occur in this Form 10-K, as well as in the documents incorporated by reference herein, are not guarantees of future performance or results, but are simply estimates reflecting the best judgment of Management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by such forward-looking statements.

Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management’s efforts to implement their business strategy;

•	our dependence on a limited number of preferred provider organizations (“PPOs”) and other healthcare provider networks;

•	our dependence on a single insurance company for the insurance benefits offered as part of our CARExpress Plus™ programs;

•	our dependence upon a limited number of marketing and distribution partners for substantially all of our revenue;

•	our ability to market our membership programs and develop and expand the market for our membership programs;

•	demand for and acceptance of our membership programs;

•	competition in the health discount membership market;

•	legislative or regulatory changes in the healthcare industry;

•	the ability of the Company to raise sufficient capital to meet operating requirements;

•	the ability of the Company to protect its intellectual property rights;

•	the ability of the Company to compete with major established companies;

•	the effect of changing economic conditions;

•	the ability of the Company to attract and retain quality employees;

•	the current global recession and financial uncertainty; and

•	other risks which may be described in future filings with the SEC.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

National Health Partners, Inc. is a national healthcare membership organization that was formed to address the need for affordable healthcare nationwide.  We create, market and sell membership programs targeted toward underserved markets in the healthcare industry through a national healthcare savings network called CARExpress™.  CARExpress™is a network of over 1,000,000 participating hospitals, doctors, dentists, pharmacists and other healthcare providers that have agreed to render their services and products to our members at discounted prices.  CARExpress™ enables our members to engage in point-of-service transactions directly with participating healthcare providers and pay discounted prices.

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

Our CARExpress™ Healthcare Solution

Overview

We offer membership programs to uninsured and underinsured people through a national healthcare savings network called “CARExpress™.” We designed our programs in response to the growing number of people who can no longer obtain adequate health insurance.  Our programs provide a lower-cost alternative to individuals who are seeking to reduce their out-of-pocket healthcare costs not covered by insurance or who are unable to obtain healthcare insurance due to their medical history, age or occupation.  Acceptance into our health programs is unrestricted and our programs may be utilized by the member’s entire household.

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

Our CARExpress Plus™ programs are membership programs comprised of our CARExpress™ health discount programs and limited liability insurance benefits underwritten by U.S. Fire Insurance Company.  Examples of the limited liability insurance benefits included in these programs are accidental death and dismemberment coverage (“AD&D”), accident medical expense coverage (“AME”), accident disability coverage, a daily hospital and intensive care unit (“ICU”) benefit, doctor visit benefits, inpatient/outpatient surgical visit benefits, as well as emergency room and ambulance benefits.  With CARExpress Plus™, our health discount programs provide our members with a “point of service” discount on their healthcare expenses at the time of service.  Then, the limited liability insurance benefits reimburse our members for some, if not all, of the remaining portion of their healthcare expenses.

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

Our CARExpress™  Membership Programs

We have designed two distinct groups of membership programs that we currently offer to our members: (i) our CARExpress™ health discount programs, and (ii) our CARExpress Plus™ membership programs.  Our CARExpress™ health discount programs enable our members to engage in point-of-service transactions directly with participating healthcare providers and pay discounted prices that are similar in amount to those paid by insurance companies on behalf of their insureds.  Our CARExpress Plus™ programs are comprised of variations of our comprehensive CARExpress™ health discount program and limited liability insurance benefits underwritten by U.S. Fire Insurance Company.  With CARExpress Plus™, our health discount programs provide our CARExpress™ Health Discount Programs

We sell our CARExpress™ health discount programs directly and indirectly through a variety of marketing and distribution partners.  Our programs typically range in price from $9.95 to $39.95 per month, depending upon the program selected. We also offer features to encourage potential members to try out our CARExpress™ health discount programs, including refund guarantees and “trial” periods of free or discounted membership.  Healthcare products and services are bundled, priced and marketed using relationship marketing strategies or direct marketing to target the profiled needs of our customers. The discounted prices paid by our members typically range from 10% to 50% off providers’ usual and customary fees.  These discounts are designed to save the individual substantially more than the cost of the program itself.

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

Preferred Program.  This program is designed for individuals and families who are underinsured and need to save on the basic health services not covered under a traditional health insurance plan.  It offers savings on prescriptions, vision and dental care, and a 24-hour nurse line.  The monthly retail price for this membership program is $19.95 per household.

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

CARExpress Plus™  Membership Programs

We sell our CARExpress™ health discount programs in combination with limited liability insurance benefits underwritten by U.S. Fire Insurance Company as part of our CARExpress Plus™ membership programs.  Limited insurance benefit policies are less expensive than traditional comprehensive healthcare insurance and do not require the member to undergo any medical underwriting.  As a result, they are generally available to everyone, regardless of their health conditions.  The policies usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred healthcare costs.  These policies pay a certain amount for designated healthcare services.  For instance, a member could choose a program entitling him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days in a calendar year.

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

CARExpress™ Plus Gold Program.  This program is our mid-level CARExpress Plus™ program.  It is comprised of a variation of our CARExpress™ Comprehensive Care Program that includes on-line physician services, and limited liability insurance benefits consisting of AD&D coverage of $25,000, AME coverage of $2,500, accident disability coverage of $400 per month for up to 12 months, a daily hospital benefit of $500 for up to 180 days, a daily ICU benefit of $500 for up to 14 days, $50 for up to six doctor visits, inpatient/outpatient surgical visits of up to $20,000 per year, $75 for emergency room visits for up to three visits per person per year and $100 for ambulance services for up to three times per person per year.  The monthly retail price for this membership program is $137 for an individual and $285 for a family.

CARExpress™ Plus Silver Program.  This program is our low-cost entry CARExpress Plus™ program.  It is comprised of our CARExpress™ Comprehensive Care Program and limited liability insurance benefits consisting of AD&D coverage of $10,000, AME coverage of $1,000, a daily hospital benefit of $250 for up to 180 days, a daily ICU benefit of $250 for up to 14 days, $50 for up to five doctor’s visits, inpatient/outpatient surgical visits of up to $20,000 per year, $50 for emergency room visits for up to three visits per person per year and $100 for ambulance services for up to three times per person per year.  The monthly retail price for this membership program is $99 for an individual and $225 for a family.

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

Healthcare Regulation and Reform.  On March 23, 2010, President Obama signed comprehensive health reform, the Patient Protection and Affordable Care Act, into Law.  The new Law, and changes made to the Law by subsequent legislation, focuses on provisions to expand coverage, control health care costs, and improve the health care delivery system. Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business in the future. There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system.  Many states have enacted, or are considering, various healthcare reform statutes.  These reforms relate to, among other things, managed care practices, prompt pay payment practices, health insurer liability and mandated benefits.  Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information.  As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive.  We expect this trend of increased legislation to continue. We are unable to predict what state reforms will be enacted or how they would affect our business.

In addition, some members of Congress may attempt to modify or repeal the new comprehensive health reform bill that was signed into Law on March 23, 2010. We cannot predict what other healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  However, an expansion of the government’s role in the U.S. healthcare industry could have a material adverse affect on our financial condition and results of operations.

Intellectual Property Rights

Our intellectual property rights are important to our business.  We rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and CARExpress™ brand.  Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information.  We have obtained registered trademarks from the United States Patent and Trademark Office for the words “CARExpress™” and “CARExpress Plus™” as well as our CARExpress™ brand.  We may apply for legal protection for certain of our other intellectual property in the future.  We can provide no assurance, however, that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

Employees

As of March 24, 2011 we had 11 employees.  Of this number, 9 were full-time employees and 2 were part-time employees.  We utilize the services of consultants and advisors as well as after-hours call center representatives and temporary customer service representatives.  We do not employ the individuals working for our after-hours call center or the temporary customer service representatives.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

How to Contact Us

The Company’s principal executive offices are located at 120 Gibraltar Road, Suite 107, Horsham, PA 19044. Our telephone number is (215) 682-7114.

Effect of Existing or Probable Governmental Regulations

The Company’s common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (“1934 Act”). As a result of such registration, the Company is subject to Regulation 14A of the “1934 Act,” which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

WE WILL BE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT.  IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2008 fiscal year.  This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls.  We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion our internal controls and procedures).

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant.  If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future fillings of our Company could be materially adversely affected.

Reports to Security Holders

The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company does not own any real estate.

Our corporate headquarters and sole business office is located at 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044, where we lease approximately 7,100 square feet of space. Our current monthly rent and operating expense payment is approximately $13,200.  On November 13, 2009, we entered into an amendment to this lease to extend the term of the lease from May 31, 2010 to May 31, 2013.  We believe that our office space is adequate to support our current operations and projected growth in our operations over the next 12 months.

Item. 3. Legal Proceedings.

The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency.  Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of the date of this Annual Report, the Company’s Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol “NHPR.” The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2010	High	Low

First Quarter	$.08	$.04
Second Quarter	$.06	$.03
Third Quarter	$.03	$.01
Fourth Quarter	$.05	$.01

Fiscal 2009	High	Low

First Quarter	$.09	$.045
Second Quarter	$.16	$.06
Third Quarter	$.14	$.08
Fourth Quarter	$.10	$.061

Our common stock is considered a “penny stock.” The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Holders

As of March 25, 2011, the number of shareholders of record of our common stock was 77.

Dividends

The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company’s ability to pay dividends on its outstanding securities.

Transfer Agent

The transfer agent for our common stock is Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117.

Recent Issuance of Unregistered Securities

Since December 31, 2010, we have issued the following unregistered securities:

On January 10, 2011, we sold 8,000,000 unregistered shares of our common stock for an aggregate cash consideration of $40,000 in a private offering.  On January 22, 2011, we sold 2,000,000 unregistered shares of our common stock for an aggregate cash consideration of $20,000 in a private offering. On February 18, 2011, we sold 2,000,000 unregistered shares for an aggregate cash consideration of $20,000 in a private offering.

On January 27, 2011, we issued 3,000,000 unregistered shares of our common stock to a consultant for services valued at $48,000.

On January 31, 2011, we issued 200,000 unregistered shares of our common stock to a consultant for services valued at $6,000.

On January 31, 2011, we issued 1,000,000 unregistered shares of our common stock to a consultant for services valued at $30,000.

On February 4, 2011, we issued 500,000 unregistered shares of our common stock to a consultant for services valued at $13,000.

On February 4, 2011, we issued 500,000 unregistered shares of our common stock to another consultant for services valued at $13,000.

On March 17, 2011, we issued 800,000 unregistered shares of our common stock to a consultant for services valued at $20,000.

During our fiscal quarter ended December 31, 2010, we sold the following securities without registration under the Securities Act:

In November 2010, we completed a private offering of 4,500,000 shares of our common stock for aggregate cash consideration of $45,000.

In December 2010 we completed a private offering of 1,800,000 shares of our common stock for aggregate cash consideration of $30,060.

The Company did not utilize or engage a principal underwriter in connection with any of the above securities transactions. The above securities were only offered and sold to “accredited investors” as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Forward - Looking Statement

The following discussion should be read in conjunction with our financial statements and related notes.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

•	the volatile and competitive nature of our industry,

•	the uncertainties surrounding the rapidly evolving markets in which we compete,

•	the uncertainties surrounding technological change of the industry,

•	the success of marketing efforts by third parties,

•	the changing demands of customers and

•	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated. See also the disclosures under “Cautionary Statement” following the Table of Contents in this Annual Report.

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

We generated revenue of $2,243,484 for the year ended December 31, 2010 compared to revenue of $1,898,947 for the year ended December 31, 2009.  We achieved a gross profit and gross profit margin of $913,379 and 41%, respectively, for the year ended December 31, 2010, compared to a gross profit and gross profit margin of $938,416 and 49%, respectively, for the year ended December 31, 2009.  We recognized a net loss and net loss per share of $(751,988) and $(0.01), respectively, for the year ended December 31, 2010 compared to a net loss and net loss per share of $(2,156,309) and $(0.03), respectively, for the year ended December 31, 2009.  Net cash used by operating activities was $(337,328) for year ended December 31, 2010 compared to $(823,807) for the year ended December 31, 2009, representing a decrease of 59%.

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

We expect the number of CARExpress™ members generated each month to increase as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpress™ members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpress™ for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue and cash flows from operating activities during our fiscal year ending December 31, 2011.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, or that we will generate increased revenue and cash flows from operating activities during our fiscal year ended December 31, 2011.

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

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue increased $344,537 to $2,243,484 for the year ended December 31, 2010 from $1,898,947 for the year ended December 31, 2009.  The increase of $344,537 resulted primarily from an increase in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. .  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our direct sales force, our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $369,574 to $1,330,105 for the year ended December 31, 2010, from $960,531 for the year ended December 31, 2009.  The increase of $369,574 was due to increases of $315,788 for sales commissions and $53,786 for PPO and network provider costs resulting from the increase in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and network provider costs.

Selling and Marketing Expenses

Selling and marketing expenses consist of advertising expenses, marketing expenses, salaries and other compensation paid to employees selling and marketing our membership programs, rent expense allocated to our selling and marketing activities, depreciation and amortization expense allocated to our selling and marketing activities, and all other selling and marketing expenses incurred by us.  Selling and marketing expenses decreased $63,081 to $47,955 for the year ended December 31, 2010, from $111,036 for the year ended December 31, 2009.  The decrease of $63,081 was due primarily to decreases of $34,307 for salaries and other compensation paid to employees selling and marketing our membership programs, and $18,862 for marketing programs.  We expect selling and marketing expenses to increase during the next 12 months as we grow our direct sales force and engage in larger and more frequent marketing and advertising campaigns and activities.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $827,551 to $966,818 for the year ended December 31, 2010, from $1,794,369 for the year ended December 31, 2009.  The decrease of $827,551 was due primarily to decreases of $839,271 for salary and equity expense and related taxes and $7,373 for 401(k) matching contributions, partially offset by an increase of $19,093 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $452,963 to $101,447 for the year ended December 31, 2010 from $554,410 for the year ended December 31, 2009.  The decrease of $452,963 was due primarily to a decrease of $425,247 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services and a decrease of $16,147 for legal fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses that are not associated with our selling and marketing activities.  Other general and administrative expenses decreased $85,875 to $549,148 for the year ended December 31, 2010 from $635,023 for the year ended December 31, 2009.  The decrease of $85,875 resulted primarily from decreases of $17,448 for bank service and credit card charges associated with new and recurring member transactions, $12,112 for insurance, $8,494 for repairs and $38,106 for supplies, as well as decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses with the growth of our business.

Net Loss

Our net loss decreased $1,404,321 to $751,988 for the year ended December 31, 2010, from $2,156,309 for the year ended December 31, 2009.  The decrease of $1,404,321 was primarily due to decreases of $63,081 for selling and marketing expenses, $827,551 for employee compensation expense, $459,320 for professional fees and $85,875 for other general and administrative expenses, offset by increases of $344,537 for revenue and $369,574 for direct costs incurred in connection with the sale of our membership programs.  We expect to begin generating a net profit from operations during 2011 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of December 31, 2010, we had cash and cash equivalents of approximately $29,000.

Net cash used by operating activities was $337,328 for the year ended December 31, 2010 compared to $823,807 for the year ended December 31, 2009.  The $486,479 decrease in cash used by operating activities was due primarily to a decrease of $1,404,321 for net loss, and offset by a decrease of $940,429 for equity-based compensation expense.

 We did not have any cash flows from investing activities for the years ended December 31, 2010 and 2009.

Net cash provided by financing activities was $334,185 for the year ended December 31, 2010 compared to $677,953 for the year ended December 31, 2009.  The $343,768 decrease in cash provided by financing activities was due to a decrease of $355,018 for proceeds from the sale of common stock and warrants, and offset by an increase of $11,250 for proceeds from the exercise of warrants.

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

In November 2010, we completed a private offering of 4,500,000 shares of our common stock for aggregate cash consideration of $45,000.

In December 2010 we completed a private offering of 1,800,000 shares of our common stock for aggregate cash consideration of $30,060.

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

Contractual Obligations

The following summarizes our material long-term contractual obligations as of December 31, 2010

Contractual Obligations	Total	2011	2012	2013	2014	2015

Employment Agreements (1)	$168,000	$154,000	$14,000	$-0-	$-0-	$-0-
Office Lease (2)	392,941	160,271	163,805	68,865	-0-	$-0-

Total	$560,941	$314,271	$177,805	$68,865	$-0-	$-0-

(1)  At December 31, 2010, we were a party to an  employment agreement with David M. Daniels.  The information contained herein does not reflect the resignation of Mr. Soufflas as our Chief Financial Officer, Executive Vice President and Secretary effective March 31, 2010.  A summary of this employment agreement is provided herein under “Item. 10. Executive Compensation — Employment Contracts and Arrangements.”

(2)  At December 31, 2010, we were a party to an operating lease for our office space in Horsham, Pennsylvania that expires May 31, 2013.  A summary of this office lease is provided herein under “Item 1. Business — Properties.”

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data may be found beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

As of December 31, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2010 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2010:

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

(2)
Our Chief Executive Officer and sole member of our board of directors resides in the state of Florida and did not visit our sole business office located in Horsham, Pennsylvania during 2010.  Senior management has the responsibility to monitor the quality of a company’s internal controls.  This is most often performed through the regular management and supervisory activities of the company’s day-to-day operations.  The lack of monitoring by our Chief Executive Officer constituted a material weakness in the ability of top management to effectively monitor the quality of our internal controls.

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at December 31, 2010 and 2009 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009 in conformity with GAAP.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers are elected by the board of directors and serve at the discretion of the board, subject to employment and/or consulting agreements described in Item 11, below. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

Identity of Directors and Executive Officers as of March 25, 2011

Name	Director Since	Age	Position

David M. Daniels	February 2004	53	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Director

Patricia S. Bathurst	—	56	Vice President - Marketing

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

Executive Officers

Alex Soufflas served as our Chief Financial Officer and Secretary from February 2006 until March 31, 2010 and served as our Executive Vice President from August 2005 until March 31, 2010.   On March 1, 2010, Mr. Soufflas provided us with notice of his resignation from each of the aforementioned positions effective March 31, 2010.  Mr. Soufflas served as our General Counsel from August 2005 until February 2006.  From May 2004 to August 2005, Mr. Soufflas was an attorney at Duane Morris LLP, a national law firm, where he specialized in public and private securities offerings, mergers & acquisitions, contracts and corporate counseling.  Mr. Soufflas specialized in general corporate law as an attorney at Spector Gadon & Rosen, P.C., a Philadelphia-based law firm, from April 2003 to May 2004, and at Sullivan & Worcester, LLP, a Boston-based law firm, from September 2000 to October 2002.  Prior to that, Mr. Soufflas was an accountant at KPMG LLP, an international accounting and consulting firm.  Mr. Soufflas received a B.S. in accounting from Purdue University and a juris doctor from Boston College Law School.

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

Directorships

No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Significant Employees

No other significant employees exist.

Family Relationships

There are no family relationships between any officer, director or person who will be nominated to serve on our Board of Directors.

Compensation of Directors

We do not compensate our Directors. However, David M. Daniels is compensated as officer.

There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

1.
had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or
(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.
was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

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

Section 16 (a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, with the exception of Alex Soufflas, who failed to file one or more Form 4s to disclose bona fide gifts of shares of our common stock that he made during the year, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2010.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal year ended December 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

David M. Daniels	2010	181,200	(4)	-0-	-0-	-0-	-0-	181,200
President and Chief Executive Officer	2009	382,800	(1)	-0-	-0-	-0-	-0-	382,800

Alex Soufflas	2010	54,545	(5)	-0-	-0-	-0-	-0-	54,545
Chief Financial Officer, Executive Vice	2009	319,440	(2)	-0-	-0-	-0-	-0-	319,440
President and Secretary

Patricia S. Bathurst	2010	78,500	(6)	-0-	-0-	-0-	-0-	78,500
Vice President — Marketing	2009	175,692	(3)	-0-	-0-	-0-	-0-	175,692

(1) Includes 2,364,286 shares of common stock issued to Mr. Daniels in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of these stock issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

(2) Includes 1,961,143 shares of common stock issued to Mr. Soufflas in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of these stock issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

(3) Includes options to purchase 1,080,643 shares of common stock issued to Ms. Bathurst in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of these option issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

(4) Includes 1,180,612 shares of common stock issued to Mr. Daniels in lieu of salary earned during the year ended December 31, 2010.  A more detailed description of these stock issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

(5) Includes 382,112 shares of common stock issued to Mr. Soufflas in lieu of salary earned during the year ended December 31, 2010.  A more detailed description of these stock issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

(6) Includes options to purchase 500,000 shares of common stock issued to Ms. Bathurst in lieu of salary earned during the year ended December 31, 2010.  A more detailed description of these option issuances is provided herein under “Item 10.  Executive Compensation — Employment Contracts and Arrangements.”

Narrative Disclosure of Executive Compensation

We are a party to an employment agreement with David M. Daniels.  Under this agreement, Mr. Daniels is currently entitled to receive an annualized base salary of $168,000.

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

Employment Contracts and Arrangements

David M. Daniels

On May 13, 2005, we entered into an employment agreement with David M. Daniels to serve as our Chief Executive Officer effective February 1, 2005.  The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party.  Under the agreement, Mr. Daniels is entitled to an annual base salary of $231,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion.  On February 1, 2010, Mr. Daniels' annual base salary was amended to $168,000 for the period from February 1, 2010 to January 31, 2011 and subsequent periods.  Pursuant to the agreement, on May 13, 2005, Mr. Daniels was granted an option to acquire 2,500,000 shares of our common stock.

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

Alex Soufflas

On March 29, 2006, we entered into an employment agreement with Alex Soufflas to serve as our Chief Financial Officer and Executive Vice President effective February 1, 2006.  The agreement was for an initial term of three years and was to renew automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party.  Under the agreement, Mr. Soufflas was entitled to an annual base salary of $210,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and was eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion. The employment agreement was cancelled effective January 31, 2010.

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

Patricia S. Bathurst

On May 13, 2005, we entered into an employment agreement with Patricia S. Bathurst to serve as our Vice President — Marketing effective February 1, 2005.  The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party.  Under the agreement, Ms. Bathurst is entitled to an annual base salary of $132,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion.  On January 31, 2010, the Company and Ms. Bathurst agreed to not renew the employment agreement.  Pursuant to the agreement, on May 13, 2005, Ms. Bathurst was granted an option to acquire 1,000,000 shares of our common stock. The employment agreement was cancelled effective January 31, 2010.

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

On March 31, 2010, the Company entered into a Securities Agreement with Patricia S. Bathurst, its Vice President of Marketing, pursuant to which it granted a stock option (the “Option”) to acquire 500,000 shares of common stock to Ms. Bathurst.  The Option was issued in lieu of the payment of $8,119 of salary compensation earned by Ms. Bathurst under the Employment Agreement, dated May 1, 2006, by and between the Company and Ms. Bathurst during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Ms. Bathurst as of January 31, 2010, and in part for the termination of the following stock options held by Ms. Bathurst: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, (iii) the stock option dated September 4, 2007 to acquire 400,000 shares of common stock at an exercise price of $0.50, and (iv) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.  The Option is for a term of 10 years, has an exercise price of $0.045 per share and vested in full on the date of grant.

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

All options outstanding to Messrs. Daniels and Soufflas and Ms. Bathurst were terminated during 2010.

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

National Health Partners, Inc. 401(k) Plan

On January 15, 2007, we adopted the National Health Partners, Inc. 401(k) Plan.  The purpose of this plan is to provide our employees with tax-advantaged retirement benefits to assist them in saving and accumulating assets for retirement.  Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain Internal Revenue Service (“IRS”) limitations.  We match 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution, subject to certain IRS limitations.  We contributed a total of $0 and $7,206 to the plan during the years ended December 31, 2010 and 2009, respectively.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We did not have any non-employee directors on our board of directors during 2010 and, thus, did not pay any director compensation to any non-employee directors during 2010.  We intend to add non-employee directors to our board of directors in the future.  In the event we do so, we intend to provide them with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation, and reimbursement for reasonable travel expenses incurred to attend meetings of the board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2010.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)

David M. Daniels	-0-	-0-	-0-	N/A	300,000	(1)	6,000

Patricia S. Bathurst	-0-	-0-	-0-	N/A

(1)  This restricted stock award vests in four equal annual installments commencing on September 4, 2008.

(2)  The market value of these shares was calculated based on a price per share of $0.02, the closing market price for our shares of common stock on the OTC Bulletin Board on December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2011, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 25, 2011 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

David M. Daniels	5,742,948	4.7%

Patricia S. Bathurst	332,600	* %

Ronald F. Westman	9,493,000	7.7%

All officers and directors as a group (2 persons)	6,075,548	4.9%

* Less than 1%.

(1)  This table has been prepared based on 123,194,919 shares of our common stock outstanding on March 25, 2011.

Options Issued to Employees

A description of the options issued to our directors and employees that were outstanding at December 31, 2010 is set forth above under “Item 10.  Executive Compensation — Terms of Options” and in Note 10 to our audited consolidated financial statements beginning on page F-1 of this report.

Stock Incentive Plans

We have adopted two additional equity compensation plans that have not been approved by security holders.  These consist of the National Health Partners, Inc. 2006 Stock Incentive Plan and the National Health Partners, Inc. 2008 Stock Incentive Plan.  As of March 25, 2011, awards have been granted under each of the plans with respect to all shares of our common stock available for issuance under the respective plans and there were no securities issuable upon the exercise of outstanding options, warrants or rights under either of the plans.  A description of the National Health Partners, Inc. 2006 Stock Incentive Plan and the National Health Partners, Inc. 2008 Stock Incentive Plan is set forth in Notes 6 and 7, respectively, to our audited consolidated financial statements beginning on page F-1 of this report.

Compensation Discussion and Analysis

We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

We have only one member on our board of directors and do not currently have a compensation committee.  However, we intend to expand our board of directors in the near future by appointing or electing at least two new directors who will be deemed to be independent directors.  The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

The primary objectives of the compensation committee with respect to executive compensation will be to (i) attract and retain the best possible executive talent available to us; (ii) motivate our executive officers to enhance our growth and profitability and increase shareholder value; and (iii) reward superior performance and contributions to the achievement of corporate objectives.

The focus of our executive pay strategy will be to tie short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives or benchmarks and to align executive compensation with the creation and enhancement of shareholder value.  In order to achieve these objectives, our compensation committee will be tasked with developing and maintaining a transparent compensation plan that will tie a substantial portion of our executives’ overall compensation to our sales, operational efficiencies and profitability.

Our board of directors has not set any performance objectives or benchmarks for 2010, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board.  However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

Repricing Options

During the fiscal year ended December 31, 2010, the Company did not reprice any stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

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

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

The following table presents fees for professional audit services performed by HJ & Associates, LLC for the audit of our annual financial statements for our fiscal years ended December 31, 2010 and 2009, and fees billed for other services rendered by HJ & Associates, LLC during such years.

	2010	2009

Audit Fees:	$44,500	$54,000

Audit-Related Fees:	$1,700	12,600

Tax Fees:	$950	1,400

All Other Fees:	$—	—

Total:	$47,150	$68,000

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees” and relate to services performed in connection with the review of our Registration Statements on Form S-1.

Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and filings.

All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2010 and 2009, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants’ independence.

During the 2010 and 2009 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide:  unanimous consent of all directors via a board resolution.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Financial statements for National Health Partners, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a)(2) Financial Statement Schedule

Financial Statement Schedule for National Health Partners, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K

Exhibit No.	Exhibit

3.1
Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2, File No. 333-126315, initially filed with the SEC on June 30, 2005, as amended (“Registration Statement No. 333-126315”)

3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3 (i) to the Current Report on Form 8-K filed with the SEC on January 10,2011

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-126315)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-126315)

10.1	Employment Agreement, dated May 13, 2005, by an between the Company and David M. Daniels (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-126315)

10.2	Employment Agreement, dated May 13, 2005, by an between the Company and Patricia S. Bathurst (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-126315)

10.3	Option to Acquire Shares of Common Stock, dated May 13, 2005, issued by the Company to David M. Daniels (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-126315)

10.4	Option to Acquire Shares of Common Stock, dated May 13, 2005, issued by the Company to Patricia S. Bathurst (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-126315)

10.5	Network Access Agreement, dated April 30, 2001, between the Company and Careington International Corporation (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-126315)

10.6	Optum Services Agreement, dated October 1, 2001, between the Company and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-126315)

10.7	Network Access and Repricing Agreement, dated September 1, 2002, between the Company and First Access, Inc. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-126315)

10.8	Network Leasing Agreement, dated December 18, 2003, between the Company and National Benefit Builders, Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement No. 333-126315)

10.9
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

10.31	2011 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement filed with the SEC on January 31,2011 (“Registration Statement No. 333-171956”)

21*	Subsidiaries.

23.1*	Consent of HJ & Associates, LLC

31.1 *	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 *	906 Certification of Principal Executive and Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: March 31, 2011	By:	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Daniels	Chief Executive Officer, Chief Financial Officer President and Chairman of	March 31, 2010
David M. Daniels	the Board (Principal Executive Officer)

NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
National Health Partners, Inc. and Subsidiaries
Horsham, Pennsylvania

We have audited the accompanying balance sheets of National Health Partners, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health Partners, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

/s/  HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 31, 2011

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets

Current assets:
Cash	$28,548	$31,691
Prepaid expenses	5,138	4,699
Deposits	25,000	78,829
Other current assets	—	9,300

Total current assets	58,686	124,519

Property and equipment, net	6,069	15,743
Long-term prepaid expense	—	1,357
Deposits	19,000	19,000

Total assets	$83,755	$160,619

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable	$228,842	$144,369
Refunds payable	8,453	8,607
Accrued expenses	308	892
Deferred revenue	87,188	92,188

Total current liabilities	324,791	246,056

Total liabilities	324,791	246,056

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 94,692,478 and 73,894,754 shares issued and outstanding on December 31, 2010 and December 31, 2009, respectively	94,692	73,895
Additional paid-in capital	27,055,214	26,554,571
Deferred stock compensation	(31,111)	(106,060)
Accumulated deficit	(27,359,831)	(26,607,843)

Total stockholders’ deficit	(241,036)	(85,437

Total liabilities and stockholders’ deficit	$83,755	$160,619

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2010	2009

Net revenue	$2,243,484	$1,898,947

Direct costs	1,330,105	960,531

Gross profit	913,379	938,416

Operating expenses:
Selling and marketing	47,955	111,036
General and administrative	1,617,412	2,983,802

Total operating expenses	1,665,367	3,094,838

Loss from operations	(751,988)	(2,156,422)

Other income (expense):
Interest income	—	113
Loss on extinguishment of debt		—

Total other income (expense)	—	113

Net loss	$(751,988)	$(2,156,309)

Loss per share — basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding — basic and diluted	85,131,395	62,062,407

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2008	52,586,281	$52,586	$25,195,670	$(205,133)	$(24,451,534)	$591,589

Common stock issued for services	4,925,429	4,925	345,954	99,073	—	449,952

Common stock issued upon exercise of stock warrants	75,000	75	3,675	—	—	3,750

Stock options issued for services	—	—	351,377	—	—	351,377

Common stock and warrants issued for cash	16,308,044	16,309	657,895	—	—	674,204

Net loss	—	—	—	—	(2,156,309)	(2,156,309)

Balance at December 31, 2009	73,894,754	73,895	26,554,571	(106,060)	(26,607,843)	(85,437)

Common stock issued for services	1,562,724	1,562	174,153	74,949	—	250,664

Common stock issued upon exercise of stock warrants	1,000,000	1,000	14,000	—	—	15,000

Contributed Services by CEO	—	—	11,540	—	—	11,540

Common stock and warrants issued for cash	18,235,000	18,235	300,950	—	—	319,185

Net loss	—	—	—	—	(751,988)	(751,988)

Balance at December 31, 2010	94,692,478	$94,692	$27,055,214	$(31,111)	$(27,359,831)	$(241,036)

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(751,988)	$(2,156,309)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	250,664	851,257
Contributed Services by CEO	11,540	351,376
Depreciation	9,674	18,099
Changes in operating assets and liabilities:
Decrease in deposits	62,928	35,550
Decrease (increase) in other current assets	1,218	(9,300)
(Decrease) increase in accounts payable and accrued expenses	83,889	72,341
Decrease (increase) in refunds payable	(154)	—
(Decrease) increase in deferred revenue	(5,099)	13,179

Net cash used by operating activities	(337,328)	(823,807)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities
Net Proceeds from sale of stocks and warrants	319,185	674,203
Net Proceeds from exercise of warrants	15,000	3,750

Net cash provided by financing activities	334,185	677,953

Net decrease in cash	(3,143)	(145,854)
Cash at beginning of period	31,691	177,545

Cash at end of period	$28,548	$31,691

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities
Common stock issued for stock offering costs	$—	$70,352

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

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
December 31, 2010 and 2009

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

At the beginning of each membership period, the monthly membership fee is paid by the member and recorded as deferred revenue.  The Company then recognizes revenue as the services are rendered.  Shipping and handling fees that the Company receives for the shipment of membership packages to new members are included in its membership fees and recorded as deferred revenue.  The Company typically receives cash within five days of the date the membership fee is charged to a member’s credit card.  The Company had deferred revenue of $87,088 and $92,188 at December 31, 2010 and 2009, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The Company recognizes refunds as expense in accordance with ASC 605 which permits companies to recognize refundable membership fees, net of estimated refunds, as earned revenue over the membership term in limited circumstances if the following criteria are met: (i) the estimate of cancellations and refunded revenue are being made for a large pool of homogeneous items (membership transactions with the same characteristics, such as terms, periods, class of customers, nature of services, etc.), (ii) reliable estimates of the expected refunds can be made on a timely basis and it is remote that material adjustments to previously recognized revenue would be required, (iii) there is a sufficient company-specific historical basis upon which to estimate the refunds and such historical basis is predictive of future events, and (iv) the amount of the membership fees specified in the agreement at the outset of the arrangement is fixed, other than the customer’s right to request a refund.  The Company had sales refunds of $152,534 and $164,552 that were netted against sales for the years ended December 31, 2010 and 2009, respectively, and had refunds payable of $8,453 and $8,607 at December 31, 2010 and 2009, respectively.

Direct Costs

The Company’s direct costs consist of sales commissions and fees paid to PPOs and provider networks.  The Company incurred sales commission expense of $955,738 and $639,950 and network provider costs of $374,367 and $320,581 for the years ended December 31, 2010 and 2009, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

The Company recognized $256,721 and $1,202,632 of stock compensation expense during the years ended December 31, 2010 and 2009, respectively.

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

Net deferred tax assets consisted of the following components at December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,918,448	$5,722,311
Depreciation	2,095	2,995
Deferred revenue	34,003	35,953

Deferred tax liabilities:
Depreciation	-0-	-0-

Valuation allowance	(5,954,546)	(5,761,259)

Net deferred tax asset	$—	$—

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 2. Significant Accounting Policies (Continued)

Income Taxes (Continued)

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $15,175,500 that may be offset against future taxable income from the years 2011 through 2031. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Utilization of net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  Subsequent ownership changes could further affect the limitation in future years.  These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

In calculating the amount of pretax income from continuing operations for the years ended December 31, 2010 and 2009, the amount of income tax calculated under accounting principles generally accepted in the United States of America differed from the amount of income tax determined under United States federal and state income tax provisions as follows:

	December 31,
	2010	2009

Book income	$(293,275)	$(840,961)
Meals and entertainment	279	1,512
Stock compensation	97,759	331,990
Valuation allowance	195,237	526,811

	$—	$—

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 2. Significant Accounting Policies (Continued)

Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year.   The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year.  A total of 125,000 and 18,200,515 shares of common stock underlying options and warrants that were outstanding on December 31, 2010 and 2009, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each year.

	For the Years Ended December 31,
	2010	2009

Net loss as reported	$(751,988)	$(2,156,309)
Weighted average number of shares outstanding – basic and diluted	85,131,395	62,062,407
Loss per share – basic and diluted	$(0.01)	$(0.03)

Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts payable, accrued liabilities and other short-term liabilities in the consolidated balance sheet approximate their fair value due to the short-tem maturity of these instruments and obligations.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	Amount
	2010	2009
Asset
Computers	$60,708	$60,708
Software	6,109	6,109
Furniture	27,968	27,968
Telephone	80,780	80,780
Website	106,477	106,477
Less: accumulated depreciation	(275,973)	(266,299)

Net property and equipment	$6,069	$15,743

Depreciation expense for the years ended December 31, 2010 and 2009 was $9,674 and $18,099, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

As of December 31, 2010, the Company had a total of $44,000 in deposits.  Of this amount, $25,000 was being held by PowerPay Payment Systems, Inc., and $19,000 was being held by the lessor of the Company’s office space.  As of December 31, 2009, the Company had a total of $97,828 in deposits.  Of this amount, $75,000 was being held by PowerPay Payment Systems, Inc., $19,000 was being held by the lessor of the Company’s office space and the rest was being held by other business partners of the Company.

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
December 31, 2010 and 2009

Note 5. Commitments and Contingencies (Continued)

Employment Agreements

The Company is a party to employment agreements with each of its current executive officers.  Future minimum payments under these employment agreements are as follows:

Fiscal Year	Amount

2011	$88,527
Thereafter	—

$88,257

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

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 8. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution.  The Company contributed $0 and $7,206 to the plan during the years ended December 31, 2010 and 2009, respectively.

Note 9. Common Stock and Warrants

The Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, at December 31, 2010 and 2009, respectively, of which 94,692,478 and 73,894,754 shares of common stock were outstanding at December 31, 2010 and 2009, respectively.  Warrants exercisable into a total of 0 and 8,143,372 shares of the Company’s common stock were outstanding on December 31, 2010 and 2009, respectively.

Effective January 7, 2011 the Articles of Incorporation were amended as follows: The total number of shares of stock which this corporation shall have authority to issue is two hundred fifty million (250,000,000) with a par value of $.001 per share, all of which shall be shares of common stock.

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
December 31, 2010 and 2009

Note 9. Common Stock and Warrants (Continued)

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
December 31, 2010 and 2009

Note 9. Common Stock and Warrants (Continued)

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
December 31, 2010 and 2009

Note 9. Common Stock and Warrants (Continued)

In July 2010, warrants were exercised resulting in the issuance of 1,000,000 shares of the Company’s common stock for aggregate cash consideration of $15,000.

In August 2010, we completed a private offering of 1,000,000 shares of our common stock for aggregate cash consideration of $15,000.

In November 2010, we completed a private offering of 4,500,000 shares of our common stock for aggregate cash consideration of $45,000.

    In December 2010 we completed a private offering of 1,800,000 shares of our common stock for aggregate cash consideration of $30,060.

Note 10. Stock Options

Stock options exercisable into a total of 125,000 and 10,057,143 shares of the Company’s common stock were outstanding on December 31, 2010 and 2009, respectively.  The weighted average exercise price of the stock options outstanding on December 31, 2010 and 2009 was $0.29 and $0.37, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC 718.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 215% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

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

All stock options issued to Patricia S. Bathurst were cancelled in 2010.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 10. Stock Options (Continued)

A summary of the stock options issued during the years ended December 31, 2010 and 2009 is set forth below.  No stock options were exercised during the years ended December 31, 2010 and 2009.

	Shares	Weighted-Average Exercise Price

Outstanding, December 31, 2008	9,176,500	$0.41

Granted	1,080,643	0..07
Expired	(200,000)	0.60

Outstanding, December 31, 2009	10,057,143	0.37

Granted	500,000	0.04
Expired	(10,432,143)	0.36

Outstanding, December 31, 2010	125,000	$0.29

Exercisable, December 31, 2009	8,479,643	$0.37

Exercisable, December 31, 2010	75,000	$0.32

Year Ended December 31,	Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

2009	$0.055 – $0.88	10,057,143	9.39	$0.37
2010	$0.23 – $0.51	125,000.29		$0.32

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 11. Related-Party Transactions

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

All stock options issued to David M. Daniels, Alex Soufflas and Patricia S. Bathurst were cancelled in 2010.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 12. Subsequent Events

The Company has performed an evaluation of subsequent events as of the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

In January 2011, the Company completed a private offering of 8,000,000 Class A warrants of our common stock exercisable into 8,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $800.  The Class A warrants have an exercise price of $0.005 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2011, and expire at the end of the exercise period.   During January 2011, these warrants were exercised at a price of $.005 per share for aggregate cash consideration of $40,000.

In January 2011, the Company completed a private offering of 2,000,000 shares of our common stock and Class A warrants exercisable into 2,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $20,000.  The Class A warrants have an exercise price of $0.01 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

On January 31, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 25, 2011, 10,800,000 shares of common stock had been issued under the plan.  The plan terminates on January 30, 2021.  On January 31, 2011, the Company filed a registration statement on Form S-8, File No. 333-171956, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

In January 2011, the Company issued an aggregate of 7,500,000 shares of common stock, of which 3,300,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to three consultants, pursuant to individual agreements with one entity and three individuals.   The agreements relate to media advertising and management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $183,000, which will be recognized as expense during the year ended December 31, 2011.

In February 2011, the Company issued an aggregate of 6,000,000 shares of common stock, of which 5,000,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to four consultants, pursuant to individual agreements with four individuals.   The agreements relate to management consulting, legal and sales and marketing services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $146,000, which will be recognized as expense during the year ended December 31, 2011.

In February 2011, the Company completed a private offering of 2,000,000 shares of our common stock and Class A warrants exercisable into 2,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $20,000.  The Class A warrants have an exercise price of $0.015 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

In March 2011, the Company issued an aggregate of 3,300,000 shares of common stock, of which 2,500,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to two consultants, pursuant to individual agreements with two individuals.   The agreements relate to sales and marketing services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $82,500, which will be recognized as expense during the year ended December 31, 2011.