Form 10-Q
period 2011-03-31
National Health Partners Inc
filed 2011-05-16
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 126,494,919 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on May 5, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$4,403	$28,548
Prepaid expense	254,907	5,138
Deposits	25,000	25,000

Total current assets	284,310	58,686

Property and equipment, net	3,842	6,069
Prepaid expense	112,386	--
Deposits	19,000	19,000

Total assets	$419,538	$83,755

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$204,627	$228,842
Refunds payable	7,801	8,453
Accrued expenses	12,783	308
Deferred revenue	81,947	87,188

Total current liabilities	307,158	324,791

Total liabilities	307,158	324,791

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized,
123,494,919 and 94,692,478 shares issued and outstanding
on March 31, 2011 and December 31, 2010, respectively	123,495	94,692
Additional paid-in capital	27,520,129	27,055,214
Deferred compensation	(12,630)	(31,111)
Accumulated deficit	(27,518,614)	(27,359,831)

Total stockholders' equity	112,380	(241,036)

Total liabilities and stockholders' equity	$419,538	$83,755

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Net revenue	$459,543	$537,810

Direct costs	264,242	245,639

Gross profit	195,301	292,171

Operating expenses:
General and administrative	354,084	635,146

Total operating expenses	354,084	635,146

Loss from operations	(158,783)	(342,975)

Other income (expense):
Interest income	--	--

Total other income (expense)	--	--

Net loss	$(158,783)	$(342,975)

Loss per share -- basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding -- basic and diluted	111,321,559	77,083,643

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(158,783)	$(342,975)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services and amortization of prepaid services	67,613	87,045
Options issued for services	1,417	73,600
Depreciation	2,227	2,862
Changes in operating assets and liabilities:
Increase in other current assets	213	9,300
Decrease in accounts payable and accrued expenses	(11,739)	(36,087)
Increase (decrease) in refunds payable	(652)	2,191
Increase (decrease) in deferred revenue	(5,241)	20,610

Net cash used by operating activities	(104,945)	(183,454)

Cash flows from investing activities

Net cash provided by investing activities	--	--

Cash flows from financing activities
Proceeds from sale of common stock and warrants	80,800	194,125

Net cash provided by financing activities	80,800	194,125

Net increase (decrease) in cash	(24,145)	10,671
Cash at beginning of period	28,548	31,691

Cash at end of period	$4,403	$42,362

Supplemental disclosure of cash flow information

Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

Schedule of non-cash financing activities

Common stock issued for stock offering costs	$--	$285

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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
March 31, 2011
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

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholder’s equity.

As of March 31, 2011, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of $18,481 and $24,536 for the three months ended March 31, 2011 and 2010, respectively.

Note 4. Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 4.125,000 and 15,450,515 shares of common stock underlying options and warrants that were outstanding on March 31, 2011 and 2010, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended March 31,
	2011	2010

Net loss as reported	$(158,783)	$(342,975)

Weighted average number of shares outstanding - basic and diluted	111,321,559	77,083,643

Loss per share - basic and diluted	$(0.00)	$(0.00)

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Note 5. Property and Equipment

Property and equipment consisted of the following at March 31, 2011:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(278,200)

Net property and equipment	$3,842

Depreciation expense was $2,227 and $2,862 for the three months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011, the Company had a total of $44,000 in deposits.  Of this amount, $25,000 was being held by PowerPay Payment Systems, Inc., and $19,000 was being held by the lessor of the Company’s office space.

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2011	$160,271
2012	163,805
2013	68,865

$392,941

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Employment Agreements

The Company is a party to an employment agreement with its current executive officer.  At the request of the executive officer, the Company resolved to decrease the annual salary in the employment agreement to $168,000, effective February 1, 2010.  Future minimum payments under this employment agreement are as follows:

Fiscal Year	Amount

2011	$168,000
Thereafter	—

$168,000

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

Note 10. 2011 Stock Incentive Plan

      On January 31, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2011, 10,800,000 shares of common stock had been issued under the plan.  The plan terminates on January 30, 2021.  On January 31, 2011, the Company filed a registration statement on Form S-8, File No. 333-171956, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

Note 11. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $0 and $0 to the plan during the three months ended March 31, 2011 and 2010, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Note 12. Common Stock and Warrants

The Company’s authorized capital consisted of 250,000,000 shares of common stock, $0.001 par value per share, at March 31, 2011 and 2010, respectively, of which 123,494,919 and 84,392,478 shares of common stock were outstanding at March 31, 2011 and 2010, respectively.  Warrants exercisable into an aggregate of 4,000,000 and 11,143,372 shares of the Company’s common stock were outstanding on March 31, 2011 and 2010, respectively.

Effective January 7, 2011 the Articles of Incorporation were amended as follows: The total number of shares of stock which this corporation shall have authority to issue is two hundred fifty million (250,000,000) with a par value of $.001 per share, all of which shall be shares of common stock.

Non Capital-Raising Transactions

In January 2011, the Company issued an aggregate of 7,500,000 shares of common stock, of which 3,300,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to four consultants, pursuant to individual agreements with two individuals.   The agreements relate to management consulting services and sales and marketing to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $183,000, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

In February 2011, the Company issued an aggregate of 6,000,000 shares of common stock, of which 5,000,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to four consultants, pursuant to individual agreements with one entity and three individuals.   The agreements relate to management consulting, legal, sales and marketing services and media advertising to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $146,000, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

In March 2011, the Company issued an aggregate of 3,300,000 shares of common stock, of which 2,500,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to two consultants, pursuant to individual agreements with two individuals.   The agreements relate to sales and marketing services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $82,500, which will be recognized as expense during the year ended December 31, 2011 and December 31, 2012.

The Company recognized $49,132 of expense for the three months ended March 31, 2011 in connection with issuance of these shares.

Capital-Raising Transactions

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
March 31, 2011
(Unaudited)

Note 12. Common Stock and Warrants (Continued)

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

Note 13. Stock Options

Stock options exercisable into an aggregate of 125,000 and 4,307,143 shares of the Company’s common stock were outstanding on March 31, 2011and 2010, respectively, of which 100,000 and 4,010,286 shares were vested, respectively.  No options were exercised during the three months ended March 31, 2011 and 2010, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 215% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

Note 14. Related Party Transactions

None

Note 15.  Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2011, the Company issued 3,000,000 shares of common stock to one consultant, pursuant to an individual agreement with one individual.   The agreement relates to management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $75,000, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

On April 29, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of May 5, 2011, no shares of common stock had been issued under the plan.  The plan terminates on April 28, 2021.  On April 29, 2011, the Company filed a registration statement on Form S-8, File No. 333-173792, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein and under the caption “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.  The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

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

We experienced a decresase in revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.    Our gross profit margin for the three months ended March 31, 2011 was lower than our gross profit margin for the three months ended March 31, 2010.  However, our net loss for the three months ended March 31, 2011 was lower than our net loss for the three months ended March 31, 2010 as a result of the implementation of cost-cutting initiatives.  The shift in our sales strategy and the implementation of cost-cutting initiatives resulted in a decrease in net cash used by operating activities during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

We generated revenue of $459,543 for the three months ended March 31, 2011 compared to revenue of $537,810 for the three months ended March 31, 2010.  We achieved a gross profit of $195,301 and gross profit percentage of 42% for the three months ended March 31, 2011, compared to a gross profit of $292,171 and gross profit margin of 54% for the three months ended March 31, 2010.  We recognized a net loss of $158,783, or $0.001 per share, for the three months ended March 31, 2011, compared to a net loss of $342,975, or $0.004 per share, for the three months ended March 31, 2010.  Net cash used by operating activities was $104,945 for the three months ended March 31, 2011 compared to $183,454 for the three months ended March 31, 2010, representing a decrease of 43%.

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

We expect the number of CARExpressTM members generated each month to increase substantially during the quarter ended June 30, 2011 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of  revenue of during the year ended December 31, 2011.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past few quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2011 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2011.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2011 and 2010

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $78,267 to $459,543 for the three months ended March 31, 2011 from $537,810 for the three months ended March 31, 2010.

      The decrease of $78,267 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $18,603 to $264,242 for the three months ended March 31, 2011, from $245,639 for the three months ended March 31, 2011.  The increase of $18,603 was due to increases of $31,136 for sales commissions and a decrease of $12,533 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $245,358 to $159,739for the three months ended March 31, 2011, from $405,097 for the three months ended March 31, 2010.  The decrease of $245,358 was due primarily to decreases of $137,314 for salary expense, $52,183 for stock option expense, $6,492 for related payroll taxes and$43.252 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $13,466 to $71,352 for the three months ended March 31, 2011 from $57,886 for the three months ended March 31, 2010.  The increase of $13,466 was due primarily to an increase of $43,076 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by a decrease of $29,610 for legal and accounting fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreaesd $49,170 to $122,993 for the three months ended March 31, 2011 from $172,163 for the three months ended March 31, 2010.  The decrease of $49,170 resulted primarily from decreases of $13,814 for bank service and credit card service charges associated with new and recurring member transactions, $4,674for maintenance agreements, $14,381 for supplies, $4,804 for postage, as well as decrease in other misecellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $184,192 to $158,783 for the three months ended March 31, 2011, from $342,975 for the three months ended March 31, 2010.  The decrease of $184,192 was due to decreases of $245,358 for employee compensation expenses, and $49,169 for other general and administrative expenses, offset by a decrease of $78,267 for revenue, an increase of $18,603 for direct costs incurred in connection with the sale of our membership programs and an increase of $13,466 for professional fees.   We expect to begin generating a net profit from operations during 2011 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of March 31, 2011, we had cash and cash equivalents of $4,403.

Net cash used by operating activities was $104,945 for the three months ended March 31, 2011, compared to $183,454 for the three months ended March 31, 2010.  The $78,509 decrease in cash used by operating activities was due primarily to a decrease of $184,192 for net loss, decreases of $19,432 for common stock issued for services and amortization of prepaid services, $72,183 for options issued for services, $9,087 for other current assets, and $25,851 for deferred revenue and an increase of $24,348 for accounts payable and accrued expenses.

We did not have any cash flows from investing activities for the three months ended March 31, 2011 and 2010.

Net cash provided by financing activities was $80,800 for the three months ended March 31, 2011, compared to $194,125 for the three months ended March 31, 2010.  The $113,325 decrease in cash provided by financing activities was due solely to the decrease in proceeds from the sale of stock and warrants.

Our primary sources of capital for the three months ended March 31, 2011 are set forth below.

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

The Company’s authorized capital consists of 250,000,000 shares of common stock, of which 123,494,919 shares of common stock were outstanding at March 31, 2011.  The total of warrants exercisable into an aggregate of 4,000,000 shares of the Company’s common stock and stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock at March 31, 2011 equal a total 4,125,000 shares of common stock underlying options and warrants that were outstanding at March 31, 2011.  The combination of the 123,494,919 shares of common stock outstanding and the 4,125,000 shares of potentially dilutive options and warrants outstanding at March 31, 2011 gives effect to a potential outstanding total of 127,619,919 of the authorized capital of 250,000,000 shares of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures.

As of March 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

Management believes the above shares of Common Stock and Class A warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificates representing such shares bear the standard 1933 Act restrictive legend and the investors have executed documents representing that the shares were being acquired for investment purposes only and not with a view the distribution thereof.  No broker or underwriter was involved in any of the above transactions. The proceeds from the cash sales are being used for working capital.

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

NATIONAL HEALTH PARTNERS, INC.

Date: May 16, 2011	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer