Form 10-Q
period 2011-06-30
National Health Partners Inc
filed 2011-08-15
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 163,328,252 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on August 2, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$6,452	$28,548
Prepaid expense	342,704	5,138
Deposits	—	25,000

Total current assets	349,156	58,686

Property and equipment, net	1,676	6,069
Prepaid expense	119,732	—
Deposits	19,000	19,000

Total assets	$489,564	$83,755

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$191,255	$228,842
Refunds payable	8,917	8,453
Accrued expenses	706	308
Deferred revenue	107,408	87,188

Total current liabilities	308,286	324,791

Total liabilities	308,286	324,791

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized,
149,328,252 and 94,692,478 shares issued and outstanding
on June 30, 2011 and December 31, 2010, respectively	149,328	94,692
Additional paid-in capital	27,822,728	27,055,214
Investor deposits	16,950	—
Deferred compensation	—	(31,111)
Accumulated deficit	(27,807,728)	(27,359,831)

Total stockholders' equity	181,278	(241,036)

Total liabilities and stockholders' equity	$489,564	$83,755

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenue	$415,935	$539,854	$875,478	$1,077,664

Direct costs	263,095	443,570	527,337	689,209

Gross profit	152,840	96,284	348,141	388,455

Operating expenses:
General and administrative	441,954	403,206	796,038	1,038,352

Total operating expenses	441,954	403,206	796,038	1,038,352

Loss from operations	(289,114)	(306,922)	(447,897)	(649,897)

Other income (expense):
Interest income	—	1	—	1

Total other income (expense)	—	1	—	1

Net loss	$(289,114)	$(306,921)	$(447,897)	$(649,896)

Loss per share -- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding -- basic and diluted	138,751,329	84,546,324	125,112,217	80,835,599

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(447,897)	$(649,896)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services	249,599	105,731
Options issued for services	2,849	106,206
Depreciation	4,393	5,121
Changes in operating assets and liabilities:
Decrease in deposits	25,000	50,948
Decrease in other current assets	213	9,300
Increase (decrease) in accounts payable and accrued expenses	(37,189)	79,250
Increase in refunds payable	465	6,189
Increase in deferred revenue	20,221	94,486

Net cash used by operating activities	(182,346)	(192,665)

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities
Proceeds from sale of stock and warrants	143,300	214,125
Proceeds from investor deposits	16,950	—

Net cash provided by financing activities	160,250	214,125

Net increase (decrease) in cash	(22,096)	21,460
Cash at beginning of period	28,548	31,691

Cash at end of period	$6,452	$53,151

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Schedule of non-cash financing activities

Common stock issued for stock offering costs	$—	$285

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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
June 30, 2011
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

As of June 30, 2011, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of $12,630 and $18,686 for the three months ended June 30, 2011 and 2010, respectively, and $31,111 and $43,222 for the six months ended June 30, 2011 and 2010, respectively.

Note 4. Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 12,125,000 and 11,030,393 shares of common stock underlying options and warrants that were outstanding on June 30, 2011 and 2010, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2010	2010	2010

Net loss as reported	$(289,114)	$(306,921)	$(447,897)	$(649,896)

Weighted average number of shares outstanding – basic and diluted	138,751,329	84,546,324	125,112,217	80,835,599

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 5. Property and Equipment

Property and equipment consisted of the following at June 30, 2011:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(280,366)

Net property and equipment	$1,676

Depreciation expense was $2,166 and $2,259 for the three months ended June 30, 2011 and 2010, respectively, and $4,393 and $5,121 for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011, the Company had a total of $19,000 in deposits.  The $19,000 is being held by the lessor of the Company’s office space.

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
June 30, 2011
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

$168,000

Note 8. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2011, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9. 2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2011, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10. 2011 Stock Incentive Plan

On January 31, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2011, 10,800,000 shares of common stock had been issued under the plan.  The plan terminates on January 30, 2021.  On January 31, 2011, the Company filed a registration statement on Form S-8, File No. 333-171956, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

On June 27, 2011, the Company amended the 2011 Stock Incentive Plan. As amended, the aggregate number of shares that may be issued under the Plan is 20,000,000 shares. On June 27, 2011, the Company filed a registration statement on Form S-8, File No. 333-175156, with the Securities and Exchange Commission (“SEC”) covering the additional 8,000,000 shares.

Note 11. 2011 Stock Incentive Plan No. 2

On April 29, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2011, 12,000,000 shares of common stock had been issued under the plan.  The plan terminates on April 28, 2021.  On April 29, 2011, the Company filed a registration statement on Form S-8, File No. 333-173792, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

Note 12. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $0 and $0 to the plan during the three months ended June 30, 2011 and 2010, respectively, and $0 and $0 to the plan during the six months ended June 30, 2011 and 2010, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 13. Common Stock and Warrants

The Company’s authorized capital consisted of 250,000,000 shares of common stock, $0.001 par value per share, of which 149,328,252 and 85,392,478 shares of common stock were outstanding at June 30, 2011 and 2010, respectively.  Warrants exercisable into an aggregate of 12,000,000 and 9,013,250 shares of the Company’s common stock were outstanding on June 30, 2011 and 2010, respectively.

Effective January 7, 2011 the Articles of Incorporation were amended as follows: The total number of shares of stock which this corporation shall have authority to issue is two hundred fifty million (250,000,000) with a par value of $.001 per share, all of which shall be shares of common stock.

Non Capital-Raising Transactions

In January 2011, the Company issued an aggregate of 7,500,000 shares of common stock, of which 3,300,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to four consultants, pursuant to individual agreements with two individuals.   The agreements relate to management consulting services and sales and marketing to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were authorized for total consideration of $183,000, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

In February 2011, the Company issued an aggregate of 6,000,000 shares of common stock, of which 5,000,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to four consultants, pursuant to individual agreements with one entity and three individuals.   The agreements relate to management consulting, legal, sales and marketing services and media advertising to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were authorized for total consideration of $146,000, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

In March 2011, the Company issued an aggregate of 3,300,000 shares of common stock, of which 2,500,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to two consultants, pursuant to individual agreements with two individuals.   The agreements relate to sales and marketing services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were authorized for total consideration of $82,500, which will be recognized as expense during the year ended December 31, 2011 and December 31, 2012.

In April 2011, the Company issued 5,000,000 shares of common stock, of which 2,000,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2, to two consultants, pursuant to individual agreements.   These agreements relates to management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were authorized for total consideration of $101,000, which will be recognized as expense during the years ended December 31, 2011, December 31, 2012 and December 31, 2013.

In May 2011, the Company issued 10,500,000 shares of common stock, of which 10,000,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2, to four consultants, pursuant to individual agreements.   These agreements relates to management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were authorized for total consideration of $163,500, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

The Company recognized $169,357 of expense for the three months ended June 30, 2011 and $218,488 for the six months end June 30, 2011 in connection with issuance of these shares.

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
June 30, 2011
(Unaudited)

Note 13. Common Stock and Warrants (Continued)

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

            In May 2011, the Company completed a private offering of 8,000,000 Class A warrants of our common stock exercisable into 8,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $500.  The Class A warrants have an exercise price of $0.006 per share, are exercisable during the period commencing on the date of grant and ending August 19, 2011, and expire at the end of the exercise period.

            In May 2011, the Company completed a private offering of 10,333,333 shares of our common stock for aggregate gross proceeds of $62,000.

            In June 2011, the Company received $16,850 as a deposit from an investor to exercise warrants in the future.

Note 14. Stock Options

Stock options exercisable into an aggregate of 125,000 and 2,017,143 shares of the Company’s common stock were outstanding on June 30, 2011and 2010, respectively, of which 100,000 and 1,927,143 shares were vested, respectively.  No options were exercised during the three months ended June 30, 2011 and 2010, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 215% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

Note 15. Related Party Transactions

None

Note 16.  Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In July 2011, the Company issued 14,000,000 shares of common stock, of which 9,000,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan, to four consultants, pursuant to individual agreements.   These agreements relate to management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were authorized for total consideration of $155,000, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

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

We experienced a decrease in revenue for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. Our gross profit margin for the three months ended June 30, 2011 was higher than our gross profit margin for the three months ended June 30, 2010.  Our gross profit margin for the six months ended June 30, 2011 was lower than our gross profit margin for the six months ended June 30, 2010. However, our net loss for the three and six months ended June 30, 2011 was lower than our net loss for the three and six months ended June 30, 2010 as a result of the implementation of cost-cutting initiatives.  The shift in our sales strategy and the implementation of cost-cutting initiatives resulted in a decrease in net cash used by operating activities during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

We generated revenue of $415,935 and $875,478 for the three and six months ended June 30, 2011 compared to revenue of $539,854 and $1,077,664 for the three and six months ended June 30, 2010.  We achieved a gross profit of $152,840 and $348,141 for the three and six months ended June 30, 2011, compared to a gross profit of $96,284 and $388,455 for the three and six months ended June 30, 2010.  We recognized a net loss of $289,114 and $447,897 ($0.00 and $0.00 per share) for the three and six months ended June 30, 2011, respectively, compared to a net loss of $306,921 and $649,896, ($0.00 and $0.01 per share) for the three and six months ended June 30, 2010, respectively.  Net cash used by operating activities was $182,346 for the six months ended June 30, 2011 compared to $192,665 for the six months ended June 30, 2010, representing a decrease of 14%.

We will generate future revenue and members primarily through sales of our CARExpressTM health discount programs and our CARExpress PlusTM membership programs to employees and members of affinity groups through our marketing and distribution partners, and various marketing and advertising campaigns.  We have entered into agreements with several affinity groups through which we are generating sales of our CARExpressTM membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpressTM membership programs.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and, if necessary, proceeds from the issuance of equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase substantially during the quarter ended September, 2011 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to continue to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue during the year ended December 31, 2011.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past few quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2011 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2011.

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

Comparison of the Three-Month Periods Ended June 30, 2011 and 2010

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $123,919 to $415,935 for the three months ended June 30, 2011 from $539,854 for the three months ended June 30, 2010.

The decrease of $123,919 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $180,475 to $263,095 for the three months ended June 30, 2011, from $443,570 for the three months ended June 30, 2010.  The decrease of $180,475 was due to decreases of $131,995 for sales commissions and $48,480 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $84,488 to $136,870 for the three months ended June 30, 2011, from $221,358 for the three months ended June 30, 2010.  The decrease of $84,488 was due primarily to decreases of $39,523 for salary expense, $31,173 for stock option expense, $9,113 for related payroll taxes and $4,679 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $166,525to $179,105 for the three months ended June 30, 2011 from $12,580 for the three months ended June 30, 2010.  The increase of $166,525 was due primarily to an increase of $169,357 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by a decrease of $2,563 for legal and accounting fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $43,289 to $125,979 for the three months ended June 30, 2011 from $169,268 for the three months ended June 30, 2010.  The decrease of $43,289 resulted primarily from decreases of $7,186 for bank service and credit card service charges associated with new and recurring member transactions, $10,757 for telephone, $10,099 for corporate filing fees, $6,264 for financial printing, as well as decrease in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $17,807 to $289,114 for the three months ended June 30, 2011, from $306,921 for the three months ended June 30, 2010.  The decrease of $17,807 was due to decreases of $84,488 for employee compensation expenses, $43,289 for other general and administrative expenses, and $180,475 for direct costs incurred in connection with the sale of our membership programs, offset by a decrease of $123,919 for revenue, an increase of $166,525 for professional fees.   We expect to begin generating a net profit from operations during 2011 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Comparison of the Six-Month Periods Ended June 30, 2011 and 2010

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $202,186 to $875,478 for the six months ended June 30, 2011 from $1,077,664 for the six months ended June 30, 2010.

The decrease of $202,186 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $161,872 to $527,337 for the six months ended June 30, 2011, from $689,209 for the six months ended June 30, 2011.  The decrease of $161,872 was due to decreases of $100,859 for sales commissions and $61,013 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $323,788 to $296,610 for the six months ended June 30, 2011, from $620,398 for the six months ended June 30, 2010.  The decrease of $323,788 was due primarily to decreases of $176,837 for salary expense, $83,356 for stock option expense, $15,605 for related payroll taxes and $47,990 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $179,889 to $250,456 for the six months ended June 30, 2011 from $70,567 for the six months ended June 30, 2010.  The increase of $179,889 was due primarily to an increase of $212,432 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by a decrease of $32,171 for legal and accounting fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $98,415 to $248,972 for the six months ended June 30, 2011 from $347,387 for the six months ended June 30, 2010.  The decrease of $98,415 resulted primarily from decreases of $21,000 for bank service and credit card service charges associated with new and recurring member transactions, $10,804 for telephone, $14,411 for supplies, $3,773 for postage, $10,330 for health insurance, $13,034 for corporate filing fees, $5,390 for financial printing, as well as decrease in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $201,999 to $447,897 for the six months ended June 30, 2011, from $649,896 for the six months ended June 30, 2010.  The decrease of $201,999 was due to decreases of $323,788 for employee compensation expenses, $98,415 for other general and administrative expenses, and 161,872 for direct costs incurred in connection with the sale of our membership programs, offset by a decrease of $202,186 for revenue, an increase of $179,889 for professional fees.   We expect to begin generating a net profit from operations during 2011 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of June 30, 2011, we had cash and cash equivalents of $6,452

Net cash used by operating activities was $182,346 for the six months ended June 30, 2011, compared to $192,665 for the six months ended June 30, 2010.  The $27,269 decrease in cash used by operating activities was due primarily to a decrease of $201,999 for net loss, decreases of $103,357 for options issued for services, $25,948 for deposits, $9,087 for other current assets, $116,439 for accounts payable and accrued expenses, $5,724 for refunds payable and $57,315 for deferred revenue and an increase of $143,868 for common stock issued for services and amortization of prepaid services.

We did not have any cash flows from investing activities for the six months ended June 30, 2011 and 2010.

Net cash provided by financing activities was $160,250 for the six months ended June 30, 2011, compared to $214,125 for the six months ended June 30, 2010.  The $53,875 decrease in cash provided by financing activities was due to the decrease in proceeds from the sale of stock and warrants.

Our primary sources of capital for the six months ended June 30, 2011 are set forth below.

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

In May 2011, the Company completed a private offering of 8,000,000 Class A warrants of our common stock exercisable into 8,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $500.  The Class A warrants have an exercise price of $0.006 per share, are exercisable during the period commencing on the date of grant and ending August 19, 2011, and expire at the end of the exercise period.

In May 2011, the Company completed a private offering of 10,333,333 shares of our common stock for aggregate gross proceeds of $62,000.

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

The Company’s authorized capital consists of 250,000,000 shares of common stock, of which 149,328,252 shares of common stock were outstanding at June 30, 2011.  The total of warrants exercisable into an aggregate of 12,000,000 shares of the Company’s common stock and stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock at June 30, 2011 equal a total 12,125,000 shares of common stock underlying options and warrants that were outstanding at June 30, 2011.  The combination of the 149,328,252 shares of common stock outstanding and the 12,125,000 shares of potentially dilutive options and warrants outstanding at June 30, 2011 gives effect to a potential outstanding total of 161,453,252 of the authorized capital of 250,000,000 shares of common stock.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures.

As of June 30, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In May 2011, the Company completed a private offering of 8,000,000 Class A warrants of our common stock exercisable into 8,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $500.  The Class A warrants have an exercise price of $0.006 per share, are exercisable during the period commencing on the date of grant and ending August 19, 2011, and expire at the end of the exercise period.

In May 2011, the Company completed a private offering of 10,333,333 shares of our common stock for aggregate gross proceeds of $62,000.

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

NATIONAL HEALTH PARTNERS, INC.

Date: August 15, 2011	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer