Form 10-Q/A
period 2011-06-30
National Health Partners Inc
filed 2011-08-30
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1*	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

*   Filed previously
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: August 30, 2011	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer