Form 10-Q
period 2011-09-30
National Health Partners Inc
filed 2011-11-14
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 202,803,252 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on, November 8, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$7,802	$28,548
Prepaid expense	321,028	5,138
Deposits	--	25,000

Total current assets	328,830	58,686

Property and equipment, net	442	6,069
Prepaid expense	77,254	--
Deposits	19,000	19,000

Total assets	$425,526	$83,755

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$146,195	$228,842
Refunds payable	7,228	8,453
Accrued expenses	7,461	308
Deferred revenue	87,722	87,188

Total current liabilities	248,606	324,791

Total liabilities	248,606	324,791

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized,
186,803,252 and 94,692,478 shares issued and outstanding
on September 30, 2011 and December 31, 2010, respectively	186,803	94,692
Additional paid-in capital	28,022,551	27,055,214
Deferred compensation	--	(31,111)
Accumulated deficit	(28,032,434)	(27,359,831)

Total stockholders' equity	176,920	(241,036)

Total liabilities and stockholders' equity	$425,526	$83,755

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenue	$434,339	$662,712	$1,309,817	$1,740,376

Direct costs	197,998	337,458	725,335	1,026,667

Gross profit	236,341	325,254	584,482	713,709

Operating expenses:
General and administrative	461,046	315,409	1,257,085	1,353,760

Total operating expenses	461,046	315,409	1,257,085	1,353,760

Loss from operations	(224,705)	9,845	(672,603)	(640,051)

Other income (expense):
Interest income	--	--	--	1

Total other income (expense)	--	--	--	1

Net loss	$(224,705)	$9,845	$(672,603)	$(640,050)

Loss per share -- basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average number of shares outstanding -- basic and diluted	171,561,132	87,349,000	140,765,331	83,030,591

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(672,603)	$(640,050)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services and amortization of prepaid services	468,753	124,622
Options issued for services	4,297	109,794
Depreciation	5,627	7,398
Changes in operating assets and liabilities:
Decrease in deposits	25,000	52,829
Decrease in other current assets	213	9,300
Increase (decrease) in accounts payable and accrued expenses	(75,493)	51,482
Decrease in refunds payable	(1,224)	(257)
Increase in deferred revenue	534	802

Net cash used by operating activities	(244,896)	(284,080)

Cash flows from investing activities

Net cash provided by investing activities	--	--

Cash flows from financing activities
Proceeds from sale of stock and warrants	224,150	259,125

Net cash provided by financing activities	224,150	259,125

Net increase (decrease) in cash	(20,746)	(24,955)
Cash at beginning of period	28,548	31,691

Cash at end of period	$7,802	$6,736

Supplemental disclosure of cash flow information
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

Schedule of non-cash financing activities
Common stock issued for stock offering costs	$--	$285

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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
September 30, 2011
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

As of September 30, 2011, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of $0 and $18,891 for the three months ended September 30, 2011 and 2010, respectively, and $31,111 and $62,113 for the nine months ended September 30, 2011 and 2010, respectively.

Note 4. Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 4,125,000 and 5,163,250 shares of common stock underlying options and warrants that were outstanding on September 30, 2011 and 2010, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net profit (loss) as reported	$(224,705)	$9,845	$(672,603)	$(640,050)

Weighted average number of shares outstanding – basic and diluted	171,561,132	87,349,000	140,765,331	83,030,591

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 5. Property and Equipment

Property and equipment consisted of the following at September 30, 2011:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(281,600)

Net property and equipment	$442

Depreciation expense was $1,234 and $2,277 for the three months ended September 30, 2011 and 2010, respectively, and $5,627 and $7,398 for the nine months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, the Company had a total of $19,000 in deposits.  The $19,000 is being held by the lessor of the Company’s office space.

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

Future minimum lease payments under this facility lease are as follows:

Fiscal Year	Amount

2011	$40,122
2012	163,805
2013	68,865

$272,792

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Employment Agreements

The Company is a party to an employment agreement with its current executive officer.  At the request of the executive officer, the Company resolved to decrease the annual salary in the employment agreement to $168,000, effective February 1, 2010.  Future minimum payments under this employment agreement are as follows:

Fiscal Year	Amount

2011	$42,000
Thereafter	--

$42,000

Note 8. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2011, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

Note 9. 2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2011, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

Note 10. 2011 Stock Incentive Plan

On January 28, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  The plan terminates on January 27, 2021.  On January 31, 2011, the Company filed a registration statement on Form S-8, File No. 333-171956, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

On May 27, 2011, the Company amended the 2011 Stock Incentive Plan. As amended, the aggregate number of shares that may be issued under the Plan is 20,000,000 shares. On June 27, 2011, the Company filed a registration statement on Form S-8, File No. 333-175156, with the Securities and Exchange Commission (“SEC”) covering the additional 8,000,000 shares.

As of September 30, 2011, 19,800,000 shares of common stock had been issued under the plan.

Note 11. 2011 Stock Incentive Plan No. 2

On April 26, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2011, all shares of common stock had been issued under the plan.  The plan terminates on April 25, 2021.  On April 29, 2011, the Company filed a registration statement on Form S-8, File No. 333-173792, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

Note 12. 2011 Stock Incentive Plan No. 3

On September 23, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 3.  Under the plan, 10,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2011, no shares of common stock had been issued under the plan.  The plan terminates on September 22, 2021.  On September 28, 2011, the Company filed a registration statement on Form S-8, File No. 333-177047, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 10,000,000 shares of common stock available for issuance under the plan.

Note 13. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $0 and $0 to the plan during the three months ended September 30, 2011 and 2010, respectively, and $0 and $0 to the plan during the nine months ended September 30, 2011 and 2010, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 14. Common Stock and Warrants

The Company’s authorized capital consisted of 250,000,000 shares of common stock, $0.001 par value per share, of which 186,803,252 and 88,392,478 shares of common stock were outstanding at September 30, 2011 and 2010, respectively.  Warrants exercisable into an aggregate of 4,000,000 and 5,013,250 shares of the Company’s common stock were outstanding on September 30, 2011 and 2010, respectively.

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

The Company recognized $219,154 of expense for the three months ended September 30, 2011 and $437,642 for the nine months end September 30, 2011 in connection with issuance of these shares.

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
September 30, 2011
(Unaudited)

Note 14. Common Stock and Warrants (Continued)

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

In August 2011, warrants were exercised resulting in the issuance of 3,475,000 shares of the Company’s common stock for aggregate cash consideration of $20,850, of which $16,850 was from the June 2011 deposit and an additional $4,000 of gross proceeds.

In August 2011, the Company completed a private offering of 20,000,000 shares of our common stock for aggregate gross proceeds of $60,000.

Note 15. Stock Options

Stock options exercisable into an aggregate of 125,000 and 150,000 shares of the Company’s common stock were outstanding on September 30, 2011and 2010, respectively, of which 100,000 and 85,000 shares were vested, respectively.  No options were exercised during the three months ended September 30, 2011 and 2010, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 214% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

Note 16. Related Party Transactions

None

Note 17.  Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In October 2011, the Company issued 16,000,000 shares of common stock, of which 2,000,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan No. 3, to three consultants, pursuant to individual agreements.   These agreements relate to management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were authorized for total consideration of $34,000, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

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

We experienced a decrease in revenue for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. Our gross profit margin for the three and nine months ended September 30, 2011 was lower than our gross profit margin for the three and nine months ended September 30, 2010.   Our net loss for the three and nine months ended Septmeber 30, 2011 was higher than our net loss for the three and nine months ended September 30, 2010.  Our cost-cutting initiatives resulted in a decrease in net cash used by operating activities during the nine months ended September 30, 2011 compared to the Nine months ended September 30, 2010.

We generated net revenue of $434,339 and $1,309,817 for the three and nine months ended September 30, 2011 compared to revenue of $662,712 and $1,740,376 for the three and nine months ended September 30, 2010.  We achieved a gross profit of $236,341 and $584,482 for the three and nine months ended September 30, 2011, compared to a gross profit of $325,254 and $713,709 for the three and nine months ended September 30, 2010.  We recognized a net loss of $224,705 and $672,603 ($0.00 and $0.00 per share) for the three and nine months ended September 30, 2011, respectively, compared to a net income of $9,845 and a net loss of $640,050, ($0.00 and ($0.01) per share) for the three and nine months ended September 30, 2010, respectively.  Net cash used by operating activities was $244,896 for the nine months ended September 30, 2011 compared to $284,080 for the nine months ended September 30, 2010, representing a decrease of 14%.

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

We expect the number of CARExpressTM members generated each month to increase during the quarter ended December 31, 2011 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue during the year ended December 31, 2012.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past few quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2012 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2012.

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

Comparison of the Three-Month Periods Ended September 30, 2011 and 2010

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $228,373 to $434,339 for the three months ended September 30, 2011 from $662,712 for the three months ended September 30, 2010.

The decrease of $228,373 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $139,460 to $197,998 for the three months ended September 30, 2011, from $337,458 for the three months ended September 30, 2010.  The decrease of $139,460 was due to decreases of $68,544 for sales commissions and $70,916 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes.  Employee compensation expense decreased $67,653 to $110,802 for the three months ended September 30, 2011, from $178,455 for the three months ended September 30, 2010.  The decrease of $67,653 was due primarily to decreases of $43,419 for salary expense, $2,140 for stock option expense, $3,203 for related payroll taxes and $18,891 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $217,470 to $226,566 for the three months ended September 30, 2011 from $9,096 for the three months ended September 30, 2010.  The increase of $217,470 was due primarily to an increase of $219,154 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by a decrease of $1,486 for technology fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $4,180 to $123,678 for the three months ended September 30, 2011 from $127,858 for the three months ended September 30, 2010.  The decrease of $4,180 resulted primarily from decreases of $4,567 for telephone, $2,386 for health insurance, as well as decreases in other miscellaneous general and administrative expenses, offset by an increase in office supplies of $5,056.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss was $224,705 for the three months ended September 30, 2011, compared to a net income of $9,845 for the three months ended September 30, 2010.  The difference of $234,550 was due to a decrease of $228,373 for revenue, an increase of $217,470 for professional fees, offset by decreases of $139,460 for direct costs incurred in connection with the sale of our membership programs, $67,653 for employee compensation expenses and $4,180 for other general and administrative expenses.

Comparison of the Nine-Month Periods Ended September 30, 2011 and 2010

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $430,559 to $1,309,817 for the nine months ended September 30, 2011 from $1,740,376 for the nine months ended September 30, 2010.

The decrease of $430,559 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $301,332 to $725,335 for the nine months ended September 30, 2011, from $1,026,667 for the nine months ended September 30, 2011.  The decrease of $301,332 was due to decreases of $176,121 for sales commissions and $125,211 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $391,444 to $407,410 for the nine months ended September 30, 2011, from $798,854 for the nine months ended September 30, 2010.  The decrease of $391,444 was due primarily to decreases of $220,258 for salary expense, $85,497 for stock option expense, $18,808 for related payroll taxes and $66,881 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $397,359 to $477,022 for the nine months ended September 30, 2011 from $79,663 for the nine months ended September 30, 2010.  The increase of $397,359 was due primarily to an increase of $431,586 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by a decrease of $31,920 for legal and accounting fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $102,590 to $372,653 for the nine months ended September 30, 2011 from $475,243 for the nine months ended September 30, 2010.  The decrease of $102,590 resulted primarily from decreases of $19,048 for bank service and credit card service charges associated with new and recurring member transactions, $15,371 for telephone, $9,355 for supplies, $4,541 for call center, $10,556 for health insurance, $14,874 for corporate filing fees, $5,360 for financial printing, as well as decrease in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss increased $32,553 to $672,603 for the nine months ended September 30, 2011, from $640,050 for the nine months ended September 30, 2010.  The decrease of $32,553 was due to a decrease of $430,559 for revenue, an increase of $397,359 for professional fees, offset by decreases of $301,332 for direct costs incurred in connection with the sale of our membership programs, $391,444 for employee compensation expenses and $102,590 for other general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities.  As of September 30, 2011, we had cash and cash equivalents of $7,802.

Net cash used by operating activities was $244,896 for the nine months ended September 30, 2011, compared to $284,080 for the nine months ended September 30, 2010.  The $39,184 decrease in cash used by operating activities was due primarily to an increase of $344,131 for common stock issued for services and amortization of prepaid services, offset by an increase of $32,553 for net loss and decreases of $105,497 for options issued for services, $126,975 for accounts payable and accrued expenses, $9,087 for other current assets, $27,829 for deposits .

We did not have any cash flows from investing activities for the nine months ended September 30, 2011 and 2010.

Net cash provided by financing activities was $224,150 for the six months ended September 30, 2011, compared to $259,125 for the nine months ended September 30, 2010.  The $34,975 decrease in cash provided by financing activities was due to the decrease in proceeds from the sale of stock and warrants.

Our primary sources of capital for the nine months ended September 30, 2011 are set forth below.

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

In August 2011, warrants were exercised resulting in the issuance of 3,475,000 shares of the Company’s common stock for aggregate cash consideration of $20,850, of which $16,850 was from the June 2011 deposit and an additional $4,000 of gross proceeds.

In August 2011, the Company completed a private offering of 20,000,000 shares of our common stock for aggregate gross proceeds of $60,000.

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

The Company’s authorized capital consists of 250,000,000 shares of common stock, of which 186,803,252 shares of common stock were outstanding at September 30, 2011.  The total of warrants exercisable into an aggregate of 4,000,000 shares of the Company’s common stock and stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock at September 30, 2011 equal a total 4,125,000 shares of common stock underlying options and warrants that were outstanding at September 30, 2011.  The combination of the 186,803,252 shares of common stock outstanding and the 4,125,000 shares of potentially dilutive options and warrants outstanding at September 30, 2011 gives effect to a potential outstanding total of 190,928,252 of the authorized capital of 250,000,000 shares of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

   We maintain disclosure controls and procedures that are designed to ensure that  information  required  to be  disclosed  in our  Exchange  Act  reports is recorded,  processed,  summarized and reported within the time periods specified in the  SEC's  rules and forms and that such information is accumulated and communicated to our management,  including our Chief Executive Officer and Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management  recognizes that any controls and procedures, no matter how well  designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet management's objectives.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2010 in the areas described below. We have not remediated such material weaknesses through September 30, 2011.

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

(2)
Our Chief Executive Officer and sole member of our board of directors resides in the state of Florida and did not visit our sole business office located in Horsham, Pennsylvania during 2010 or in 2011.  Senior management has the responsibility to monitor the quality of a company’s internal controls.  This is most often performed through the regular management and supervisory activities of the company’s day-to-day operations.  The lack of monitoring by our Chief Executive Officer constituted a material weakness in the ability of top management to effectively monitor the quality of our internal controls.

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at September 30, 2011 and December 31, 2010, consolidated statements of operations and cash flows for the nine months ended September 30, 2011 and 2010 in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In August 2011, warrants were exercised resulting in the issuance of 3,475,000 shares of the Company’s common stock for aggregate cash consideration of $20,850, of which $16,850 was from the June 2011 deposit and an additional $4,000 of gross proceeds.

In August 2011, the Company completed a private offering of 20,000,000 shares of our common stock for aggregate gross proceeds of $60,000.

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

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Sponsor Agreement, dated February 23, 2007, between Company and Outlook Vision Services, LLC

10.2	Membership Agreement, dated May 16, 2007, between Company and American Advantage Association

10.3	Securities Purchase Agreement, dated January 12, 2011, between Company and Pierre Besuchet

10.4	Securities Purchase Agreement, dated January 12, 2011, between Company and Besamon Trade & Consulting LTD

10.5	Securities Purchase Agreement, dated January 24, 2011, between Company and Cobalt Enterprises, LLC

10.6	Securities Purchase Agreement, dated February 18, 2011, between Company and Jason Nelson

10.7	Securities Purchase Agreement, dated May 5, 2011, between Company and Pierre Besuchet

10.8	Securities Purchase Agreement, dated May 5, 2011, between Company and Besamon Trade & Consulting LTD

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: November 14, 2011	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer