Form 10-Q/A
period 2011-09-30
National Health Partners Inc
filed 2012-01-13
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1
TO
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

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Form 10-Q Quarterly report for National Health Partners, Inc. (“Company”) for the fiscal quarter ended September 30, 2011 (“Original Form 10-Q”).  This Amendment is being filed in response to SEC Staff comments and is being filed to include management’s conclusion that our disclosure controls and procedures were not effective as of September 30, 2011.  This Amendment may be relied on as the final Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, and should be read in conjunction with the Company’s other filings with the SEC.

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

As of September 30, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

10.1 *	Sponsor Agreement, dated February 23, 2007, between Company and Outlook Vision Services, LLC

10.2 *	Membership Agreement, dated May 16, 2007, between Company and American Advantage Association

10.3 *	Securities Purchase Agreement, dated January 12, 2011, between Company and Pierre Besuchet

10.4 *	Securities Purchase Agreement, dated January 12, 2011, between Company and Besamon Trade & Consulting LTD

10.5 *	Securities Purchase Agreement, dated January 24, 2011, between Company and Cobalt Enterprises, LLC

10.6 *	Securities Purchase Agreement, dated February 18, 2011, between Company and Jason Nelson

10.7 *	Securities Purchase Agreement, dated May 5, 2011, between Company and Pierre Besuchet

10.8 *	Securities Purchase Agreement, dated May 5, 2011, between Company and Besamon Trade & Consulting LTD

31.1 **	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

*   Previously filed.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: January 12, 2012	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer and
Chief Financial Officer