Form 10-K
period 2011-12-31
National Health Partners Inc
filed 2012-04-16
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $1,792,000.

As of April 11, 2012, there were 202,803,252 shares of our common stock outstanding.

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

Our CARExpress™ health discount programs are not insurance plans. There is no undertaking by us to pay a portion of any fee for services or prescriptions purchased using our CARExpress™ membership cards.  Rather, our health discount programs provide consumers with access to healthcare providers who, through their affiliations with PPOs, have agreed in advance to honor our membership cards and accept the discounted fees set by the PPOs.  Our health discount programs require members to pay the provider at the time of service, thereby eliminating the need to file any insurance claims.  Our members simply present their membership card to the participating provider at the time of the service to receive the discounted price.

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

Recruit and Retain Marketing and Distribution Partners.  Growth in sales of our membership programs is dependent upon our marketing and distribution partners continuing to market our membership programs to prospective customers and recruit additional marketing and distribution partners to market our membership programs to prospective customers.  We intend to continue to focus our efforts on retaining our existing marketing and distribution partners and obtaining new marketing and distribution partners.  We also plan to improve the productivity of our marketing and distribution partners through lead development, marketing support, sales assistance and training.

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

We currently offer five standard CARExpress™ health discount programs that provide benefits that range from prescription drug and vision care to comprehensive physician, hospital, vision, dental and other care.  A description of each of our six standard programs is provided below.

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

CARExpress Plus™  Membership Programs

We sell our CARExpress™ health discount programs in combination with limited liability insurance benefits underwritten by U.S. Fire Insurance Company as part of our CARExpress Plus™ membership programs, made available through our agreement with American Advantage Association.  Limited insurance benefit policies are less expensive than traditional comprehensive healthcare insurance and do not require the member to undergo any medical underwriting.  As a result, they are generally available to everyone, regardless of their health conditions.  The policies usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred healthcare costs.  These policies pay a certain amount for designated healthcare services.  For instance, a member could choose a program entitling him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days in a calendar year.

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

The principal suppliers of the over 1,000,000 healthcare providers that comprise CARExpress™ are CareMark, Aetna, Optum, Outlook Vision, Integrated Health and Three Rivers and. Aetna (Aetna Dental Access) is the actual network name and it is administered through National Benefit Builders. Aetna does not contract directly for this network and instead requires users to contract with their administrator for access to their network.  Likewise, Integrated Health and Three Rivers are also networks and are contracted through First Access, Inc., who is the administrator for these networks. Under our various agreements with these PPOs or their respective affiliates, our members are provided with access to their network of healthcare providers in varying combinations of specialties and at varying discounts from the scheduled prices for covered products and services.  Although we have arrangements in place with several secondary networks, these PPOs currently supply the provider commitments for almost all of our members.  If we lose our arrangement with any of these PPOs for any reason, we would attempt to establish a primary relationship with one of our secondary suppliers.  If we are unable to replace the lost arrangement with a similar arrangement with another provider network, however, our business may be adversely affected.

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

Brokers and Agents.  We sell our membership programs through licensed insurance brokers and agents by entering into commission-sharing arrangements with them under which they market and sell our membership programs to individual consumers through large employer groups, life insurance companies and associations.  Our membership programs are not competitive with the insurance products they sell, but instead are complementary program offerings.  Brokers and agents typically offer our membership programs as a complementary value-added program to the traditional insurance products that they sell.  We estimate that a total of between 250 and 300 such brokers and agents currently market our membership programs to prospective customers, none of whom represent 10% or more of our revenues.  The brokers and agents that we utilize typically offer and sell our membership programs on a part-time basis and may engage in other related or unrelated business activities, including selling the products or services of our competitors.  Most of the prospective customers to whom brokers and agents market our programs are current clients of the brokers and agents who have purchased products or services through the brokers and agents in the past.  The other prospective customers are new clients that the brokers and agents have identified through their own efforts.

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

Employees

As of April 11, 2012 we had 10 employees.  Of this number, 8 were full-time employees and 2 were part-time employees.  We utilize the services of consultants, advisors and temporary customer service representatives.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2011 fiscal year.  This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls.  We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion our internal controls and procedures).

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

Item 1A. Risk Factors.

WE HAVE NOT HELD AN ANNUAL MEETING OF SHAREHOLDERS FOR SEVERAL YEARS EVEN THOUGH INDIANA CORPORATION LAW REQUIRES US TO HOLD AN ANNUAL MEETING EVERY YEAR.  OUR FAILURE TO HOLD ANNUAL MEETINGS COULD RESULT IN A COURT-ORDERED ANNUAL MEETING THAT COULD RESULT IN A CHANGE IN CONTROL OF OUR COMPANY IN THE EVENT OUR CURRENT BOARD OF DIRECTORS WAS NOT RE-ELECTED.

We were incorporated under the laws of the State of Indiana. Indiana Code 23-1-29-1 provides that an Indiana corporation shall hold a meeting of the shareholders annually.  We have not held a meeting of shareholders for several years. The last time we held an annual meeting of shareholders was February 4, 2004.  The last time we held an election of Directors was February 3, 2005 when two Directors were removed from the Board of Directors and two people were elected to serve on the Board of Directors.  We do not plan on holding an annual meeting of shareholders during 2012.  However, we do plan to hold an annual meeting of shareholders in May or June of 2013.

Indiana Code 23-1-29-3 provides a procedure for a court-ordered meeting of shareholders by stating that the circuit or superior court of the county where our registered office is located may order a meeting to be held and may fix the time and place of the meeting, which shall be conducted in accordance with our articles of incorporation or bylaws: (1) on application of any shareholder of the corporation entitled to participate in an annual meeting, if an annual meeting has not been held within the earlier of six (6) months after the end of the corporation’s fiscal year or fifteen (15) months after our last annual meeting.

Therefore, since all of our shareholders would be entitled to vote at an annual meeting, any one of our shareholders could make application with a circuit or superior court in Marion County, Indiana (the county in which our registered office is located) to force us to call a meeting of the shareholders.  The result of such a meeting could be that our current directors could be replaced by new directors, thereby resulting in a change of control of our company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company does not own any real estate.

Our corporate headquarters and sole business office is located at 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044, where we lease approximately 7,100 square feet of space. Our current monthly rent and operating expense payment is approximately $13,500.  On November 13, 2009, we entered into an amendment to this lease to extend the term of the lease from May 31, 2010 to May 31, 2013.  We believe that our office space is adequate to support our current operations and projected growth in our operations over the next 12 months.

Item. 3. Legal Proceedings.

The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency.  Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

Item 4. Mine Safety Disclosures.

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

Fiscal 2011	High	Low

First Quarter	$.04	$.02
Second Quarter	$.02	$.01
Third Quarter	$.01	$.01
Fourth Quarter	$.01	$.01

Fiscal 2010	High	Low

First Quarter	$.08	$.04
Second Quarter	$.06	$.03
Third Quarter	$.03	$.01
Fourth Quarter	$.05	$.01

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

Holders

As of April 11, 2012, the number of shareholders of record of our common stock was 79.

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

Recent Issuance of Unregistered Securities

Since December 31, 2011, we have not issued any unregistered securities:

During our fiscal quarter ended December 31, 2011, we issued the following securities without registration under the Securities Act:

On October 14, 2011, we issued 8,000,000 unregistered shares of our common stock to a consultant for services valued at $16,000.

On October 17, 2011, we issued 6,000,000 unregistered shares of our common stock to a consultant for services valued at $18,000.

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

We generated revenue of $1,673,548 for the year ended December 31, 2011 compared to revenue of $2,243,484 for the year ended December 31, 2010.  We achieved a gross profit and gross profit margin of $795,815 and 48%, respectively, for the year ended December 31, 2011, compared to a gross profit and gross profit margin of $913,379 and 41%, respectively, for the year ended December 31, 2010.  We recognized a net loss and net loss per share of $(947,875) and $(0.01), respectively, for the year ended December 31, 2011 compared to a net loss and net loss per share of $(751,988) and $(0.01), respectively, for the year ended December 31, 2010.  Net cash used by operating activities was $(296,358) for year ended December 31, 2011 compared to $(337,328) for the year ended December 31, 2010, representing a decrease of 12%.

We will generate future revenue and members primarily through sales of our CARExpress™ health discount programs and our CARExpress Plus™ membership programs to employees and members of affinity groups through our marketing and distribution partners, and various marketing and advertising campaigns.  We are beginning to experience growth in the number of new members that we are generating through our business partners.  We have entered into agreements with several affinity groups through which we are generating sales of our CARExpress™ membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpress™ membership programs.  We are also in discussions with several organizations regarding the development of customized CARExpress™ programs that combine specific CARExpress™ benefits, like vision, dental, pharmacy and 24-hour nurseline, in a cost-effective manner that can be targeted towards specific groups and markets.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and, if necessary, proceeds from the issuance of equity securities.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpress™ members generated each month to increase as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpress™ members generated each month to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpress™ for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue and cash flows from operating activities during our fiscal year ending December 31, 2012.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, or that we will generate increased revenue and cash flows from operating activities during our fiscal year ended December 31, 2012.

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

Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements – This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these provisions did not have a material impact on our financial condition and results of operations.

ASU 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force – This ASU clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of these provisions did not have a material impact on our financial condition and results of operations.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs – This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of these provisions will have a material impact on our financial condition or results of operations.

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $569,936 to $1,673,548 for the year ended December 31, 2011 from $2,243,484 for the year ended December 31, 2010.  The decrease of $569,936 resulted primarily from a decrease in sales of our membership programs through marketing companies in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. .  We expect revenue to increase over the next 12 months as a result of increased sales of our membership programs to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $452,372 to $877,733 for the year ended December 31, 2011, from $1,330,105 for the year ended December 31, 2010.  The decrease of $452,372 was due to decreases of $268,964 for sales commissions and $183,408 for PPO and network provider costs resulting from the decrease in sales of our membership programs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and network provider costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes.  Employee compensation expense decreased $326,135 to $640,683 for the year ended December 31, 2011, from $966,818 for the year ended December 31, 2010.  The decrease of $326,135 was due primarily to decreases of $284,200 for salary and equity expense and related taxes and $41,935 for other employee compensation.  We expect employee compensation expense to increase over the next 12 months as we retain additional executive management personnel and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $507,619 to $609,066 for the year ended December 31, 2011 from $101,447 for the year ended December 31, 2010.  The increase of $507,619 was due primarily to an increase of $555,342 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by decreases of $18,493 for legal fees and $26,853 for accounting fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $103,731 to $493,371 for the year ended December 31, 2011 from $597,102 for the year ended December 31, 2010.  The decrease of $103,731 resulted primarily from decreases of $17,475 for bank service and credit card charges associated with new and recurring member transactions, $6,248 for call center, $12,248 for corporate filing fees, $8,897 for insurance, $3,883 for investor relations, $5,360 for repairs & maintenance, $4,975 for rent, $5,262 for supplies and $20,285 for telephone, as well as decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses with the growth of our business.

Net Loss

Our net loss increased $195,887 to $947,875 for the year ended December 31, 2011, from $751,988 for the year ended December 31, 2010.  The increase of $195,887 was primarily due to decreases of $569,936 for revenue, increases of $507,619 for professional fees and $570 for other expenses offset by decreases of $452,372 for direct costs incurred in connection with the sale of our membership programs,  $326,135 for employee compensation expense and $103,731 for other general and administrative expenses.  We expect to begin generating a net profit from operations during 2012 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of December 31, 2011, we had cash of approximately $3,000.

Net cash used by operating activities was $296,358 for the year ended December 31, 2011 compared to $337,328 for the year ended December 31, 2010.  The $40,970 decrease in cash used by operating activities was due primarily to an increase of $450,650 for equity-based compensation expense, offset by increases of $195,887 for net loss, and decreases of $38,028 for deposits, $150,230 for accounts payable and accrued expenses and $12,329 for deferred revenue.

 We did not have any cash flows from investing activities for the years ended December 31, 2011 and 2010.

Net cash provided by financing activities was $271,150 for the year ended December 31, 2011 compared to $334,185 for the year ended December 31, 2010.  The $63,035 decrease in cash provided by financing activities was due to a decrease of $110,035 for proceeds from the sale of common stock and warrants, and offset by an increase of $47,000 for proceeds from the sale of notes payable and warrants.

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

In December 2011, the Company completed a private placement of promissory notes of $47,000 and Class A warrants exercisable into 4,700,000 shares of our common stock to an accredited investor.  The principal and interest of 15% (not per annum) is due on or before the 180th day following the date of the promissory note The Class A warrants have an exercise price of $.002 per share, are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period..

To date, our capital needs have been met primarily through sales of equity and debt securities and proceeds received upon the exercise of warrants held by our security holders.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

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

Contractual Obligations

The following summarizes our material long-term contractual obligations as of December 31, 2011

Contractual Obligations	Total	2012	2013	2014	2015	2016

Office Lease (1)	$232,670	$163,805	$68,865	$--	$--	$--

Total	$232,670	$163,805	$68,865	$--	$--	$--

(1)
At December 31, 2011, we were a party to an operating lease for our office space in Horsham, Pennsylvania that expires May 31, 2013.  A summary of this office lease is provided herein under “Item 1. Business — Properties.”

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of December 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2011 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2011:

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

(2)
Our Chief Executive Officer and sole member of our board of directors resides in the state of Florida and did not visit our sole business office located in Horsham, Pennsylvania during 2011.  Senior management has the responsibility to monitor the quality of a company’s internal controls.  This is most often performed through the regular management and supervisory activities of the company’s day-to-day operations.  The lack of monitoring by our Chief Executive Officer constituted a material weakness in the ability of top management to effectively monitor the quality of our internal controls.

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at December 31, 2011 and 2010 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 in conformity with GAAP.

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

Identity of Directors and Executive Officers as of April 11,, 2012

Name	Director Since	Age	Position

David M. Daniels	February 2004	54	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Director

Patricia S. Bathurst	—	57	Vice President - Marketing

Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) corporate restructuring and performance enhancement; (iv) corporate finance; (v) health insurance industry experience; and (vi) experience as a board member of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that our current board member possesses the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for this board member below.  The principal occupation and business experience, for at least the past five years, of our current director is as follows:

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

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.
was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated;

6.
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to any alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2011.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal year ended December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)

David M. Daniels	2011	53,401		--	--		--	--	53,401
President and Chief Executive Officer	2010	134,010	(1)	--	47,190	(1)	--	--	181,200

Alex Soufflas	2011	--		--	--		--	--	--
Chief Financial Officer, Executive Vice	2010	39,780	(2)	--	14,765	(2)	--	--	54,545
President and Secretary

Patricia S. Bathurst	2011	73,719		--	--		--	--	73,719
Vice President — Marketing	2010	78,500		--	--		--	--	78,500

(1)
Includes 1,180,612 shares of common stock issued to Mr. Daniels in lieu of salary earned during the year ended December 31, 2010.  A more detailed description of these stock issuances is provided herein under “Item 11.  Executive Compensation — Employment Contracts and Arrangements.”

(2)
Includes 382,112 shares of common stock issued to Mr. Soufflas in lieu of salary earned during the year ended December 31, 2010.  A more detailed description of these stock issuances is provided herein under “Item 11.  Executive Compensation — Employment Contracts and Arrangements.”

Narrative Disclosure of Executive Compensation

We were a party to an employment agreement with David M. Daniels.  Under the agreement, Mr. Daniels was entitled to receive an annualized base salary of $168,000 for the year ended December 31, 2011, of which $114,599 was forgiven.

We have issued a variety of equity securities to Messrs. Daniels and Soufflas and Ms. Bathurst during the course of their employment with us.  We have issued options to Messrs. Daniels and Soufflas and Ms. Bathurst to acquire 3,150,000, 2,050,000 and 3,717,143 shares of our common stock, respectively.  In addition, we have issued restricted stock awards to each of Messrs. Daniels and Soufflas and Ms. Bathurst with respect to 1,050,000, 300,000 and 225,000 shares of our common stock, respectively, and have issued Messrs. Daniels and Soufflas 4,234,898 and 2,866,755 shares of common stock, respectively.

A summary of the material terms of these employment agreements and the options, restricted stock awards and shares of common stock granted to each of these individuals is provided below.

Employment Contracts and Arrangements

David M. Daniels

On May 13, 2005, we entered into an employment agreement with David M. Daniels to serve as our Chief Executive Officer effective February 1, 2005.  The agreement is for an initial term of five years and renews automatically for successive one-year periods unless earlier terminated or prior notice of non-renewal is provided by either party.  Under the agreement, Mr. Daniels is entitled to an annual base salary of $231,000 with annual increases on January 1 of each year of a minimum of 10% of the annual base salary for the immediately preceding year, and is eligible for an annual bonus and incentive compensation awards in an amount and form to be determined by our board of directors in its sole discretion.  On February 1, 2010, Mr. Daniels' annual base salary was amended to $168,000 for the period from February 1, 2010 to January 31, 2011 and subsequent periods.  Pursuant to the agreement, on May 13, 2005, Mr. Daniels was granted an option to acquire 2,500,000 shares of our common stock. The employment agreement ended effective December 31, 2011.

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

On March 31, 2010, the Company entered into a Securities Agreement with Patricia S. Bathurst, its Vice President of- Marketing, pursuant to which it granted a stock option (the “Option”) to acquire 500,000 shares of common stock to Ms. Bathurst.  The Option was issued in lieu of the payment of $8,119 of salary compensation earned by Ms. Bathurst under the Employment Agreement, dated May 1, 2006, by and between the Company and Ms. Bathurst during the period commencing January 1, 2010 and ending January 31, 2010 and payable to Ms. Bathurst as of January 31, 2010, and in part for the termination of the following stock options held by Ms. Bathurst: (i) the stock option dated February 1, 2005 to acquire 2,500,000 shares of common stock at an exercise price of $0.40, (ii) the stock option dated December 12, 2006 to acquire 250,000 shares of common stock at an exercise price of $0.88, (iii) the stock option dated September 4, 2007 to acquire 400,000 shares of common stock at an exercise price of $0.50, and (iv) the stock option dated March 25, 2008 to acquire 400,000 shares of common stock at an exercise price of $0.28.  The Option is for a term of 10 years, has an exercise price of $0.045 per share and vested in full on the date of grant.

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

National Health Partners, Inc. 401(k) Plan

On January 15, 2007, we adopted the National Health Partners, Inc. 401(k) Plan.  The purpose of this plan is to provide our employees with tax-advantaged retirement benefits to assist them in saving and accumulating assets for retirement.  Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain Internal Revenue Service (“IRS”) limitations.  We match 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution, subject to certain IRS limitations.  We contributed a total of $0 and $0 to the plan during the years ended December 31, 2011 and 2010, respectively.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We did not have any non-employee directors on our board of directors during 2011 and, thus, did not pay any director compensation to any non-employee directors during 2011.  We intend to add non-employee directors to our board of directors in the future.  In the event we do so, we intend to provide them with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation, and reimbursement for reasonable travel expenses incurred to attend meetings of the board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)

David M. Daniels	-0-	-0-	-0-	N/A	-0-	-0-

Patricia S. Bathurst	-0-	-0-	-0-	N/A	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 11, 2012, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of April 11, 2012 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

David M. Daniels	5,442,948	2.7%

Patricia S. Bathurst	332,600	* %

Giese Realty Investment Company	10,333,333	5.1%

Palekoki Ranch	24,000,000	11.8%

All officers and directors as a group (2 persons)	5,775,548	2.8%

*	Less than 1%.

(1)	This table has been prepared based on 202,803,252 shares of our common stock outstanding on April 11, 2012.

Options Issued to Employees

A description of the options issued to our directors and employees that were outstanding at December 31, 2011 is set forth above under “Item 10.  Executive Compensation — Terms of Options” and in Note 10 to our audited consolidated financial statements beginning on page F-1 of this report.

Stock Incentive Plans

We have adopted five additional equity compensation plans that have not been approved by security holders.  These consist of the National Health Partners, Inc. 2006 Stock Incentive Plan, the National Health Partners, Inc. 2008 Stock Incentive Plan, the National Health Partners, Inc. 2011 Stock Incentive Plan, the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2 and the National Health Stock Partners, Inc. 2011 Stock Incentive Plan No. 3. As of March 25, 2011, awards have been granted under each of the plans with respect to all shares (except for 200,000 shares for the 2011 Stock Incentive Plan and 8,000,000 shares for the 2011 Stock Incentive Plan No. 3) of our common stock available for issuance under the respective plans and there were no securities issuable upon the exercise of outstanding options, warrants or rights under either of the plans.  A description of the National Health Partners, Inc. 2006 Stock Incentive Plan, the National Health Partners, Inc. 2008 Stock Incentive Plan, the National Health Partners, Inc. 2011 Stock Incentive Plan, the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2 and the National Health Stock Partners, Inc. 2011 Stock Incentive Plan No. 3 is set forth in Notes 7, 8, 9, 10 and 11, respectively, to our audited consolidated financial statements beginning on page F-1 of this report.

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

Our board of directors has not set any performance objectives or benchmarks for 2011, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board.  However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

Repricing Options

During the fiscal year ended December 31, 2011, the Company did not reprice any stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related-Party Transactions

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

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

The following table presents fees for professional audit services performed by HJ & Associates, LLC for the audit of our annual financial statements for our fiscal years ended December 31, 2011 and 2010, and fees billed for other services rendered by HJ & Associates, LLC during such years.

	2011	2010

Audit Fees:	$40,600	$44,500

Audit-Related Fees:	$6,760	1,700

Tax Fees:	$1.300	950

All Other Fees:	$—	—

Total:	$48,660	$47,150

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees” and relate to services performed in connection with the review of our Registration Statements on Form S-8.

Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and filings.

All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2011 and 2010, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

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

During the 2011 and 2010 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide:  unanimous consent of all directors via a board resolution.

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

10.32
Sponsor Agreement, dated February 23, 2007, between Company and Outlook Vision Services, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.33
Membership Agreement, dated May 16, 2007, between Company and American Advantage Association (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.34
Securities Purchase Agreement, dated January 12, 2011, between Company and Pierre Besuchet (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.35
Securities Purchase Agreement, dated January 12, 2011, between Company and Besamon Trade & Consulting LTD (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.36
Securities Purchase Agreement, dated January 24, 2011, between Company and Cobalt Enterprises, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.37
Securities Purchase Agreement, dated February 18, 2011, between Company and Jason Nelson (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.38
Securities Purchase Agreement, dated May 5, 2011, between Company and Pierre Besuchet (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

10.39
Securities Purchase Agreement, dated May 5, 2011, between Company and Besamon Trade & Consulting LTD (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011)

21*	Subsidiaries.

31.1 *	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 *	906 Certification of Principal Executive and Financial Officer

101 **	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith

**	To be filed by Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: April 16, 2012	By:	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Daniels	Chief Executive Officer, Chief Financial Officer,	April 16, 2012
David M. Daniels	Principal Accounting Officer, President and
Chairman of the Board (Principal Executive Officer)

NATIONAL HEALTH PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
National Health Partners, Inc. and Subsidiaries
Horsham, Pennsylvania

We have audited the accompanying consolidated balance sheets of National Health Partners, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Partners, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/  HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 16, 2012

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010

Assets

Current assets:
Cash	$3,340	$28,548
Accounts receivable, net	5,843	---
Prepaid expense	305,843	5,138
Deposits	---	25,000

Total current assets	315,026	58,686

Property and equipment, net	---	6,069
Prepaid expense	8,684	---
Deposits	19,000	19,000

Total assets	$342,710	$83,755

Liabilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$161,504	$228,842
Refunds payable	5,545	8,453
Accrued expenses	1,305	308
Deferred revenue	69,660	87,188
Notes Payable	47,000	---

Total current liabilities	285,014	324,791

Total liabilities	285,014	324,791

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized,
202,803,252 and 94,692,478 shares issued and outstanding,
respectively	202,803	94,692
Additional paid-in capital	28,162,599	27,055,214
Deferred compensation	---	(31,111)
Accumulated deficit	(28,307,706)	(27,359,831)

Total stockholders' equity (deficit)	57,696	(241,036)

Total liabilities and stockholders' equity (deficit)	$342,710	$83,755

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2011	2010

Net revenue	$1,673,548	$2,243,484

Direct costs	877,733	1,330,105

Gross profit	795,815	913,379

Operating expenses:
General and administrative	1,743,120	1,665,367

Total operating expenses	1,743,120	1,665,367

Loss from operations	(947,305)	(751,988)

Other expense:
Interest expense	(570)	---

Total other expense	(570)	---

Net loss	$(947,875)	$(751,988)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	155,744,752	85,131,395

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2009	73,894,754	$73,895	$26,554,571	$(106,060)	$(26,607,843)	$(85,437)

Common stock issued for services	1,562,724	1,562	174,153	74,949	---	250,664

Common stock issued upon exercise of stock warrants	1,000,000	1,000	14,000	---	---	15,000

Contributed Services by CEO	---	---	11,540	---	---	11,540

Common stock and warrants issued for cash	18,235,000	18,235	300,950	---	---	319,185

Net loss	---	---	---	---	(751,988)	(751,988)

Balance at December 31, 2010	94,692,478	94,692	27,055,214	(31,111)	(27,359,831)	(241,036)

Common stock issued for services	62,300,000	62,300	814,446	31,111	---	907,857

Common stock issued upon exercise of stock warrants	11,475,000	11,475	50,175	---	---	61,650

Contributed Services by CEO	---	---	114,599	---	---	114,599

Common stock and warrants issued for cash	34,335,774	34,336	128,165	---	---	162,501

Net loss	---	---	---	---	(947,875)	(947,875)

Balance at December 31, 2011	202,803,252	$202,803	$28,162,599	$ ---	$(28,307,706)	$57,696

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2011		2010

Cash flows from operating activities
Net loss		$(947,875)		$(751,988)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of prepaid services		598,255		250,664
Contributed Services by CEO		114,599		11,540
Depreciation		6,069		9,674
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(5,843)		---
Decrease in deposits		24,900		62,928
Decrease in other current assets		213		1,218
(Decrease) increase in accounts payable and accrued expenses		(66,341)		83,889
(Decrease) in refunds payable		(2,907)		(154)
(Decrease) in deferred revenue		(17,428)		(5,099)

Net cash used by operating activities		(296,358)		(337,328)

Cash flows from investing activities
Net cash provided by investing activities		---		---

Cash flows from financing activities
Net Proceeds from sale of stocks and warrants		224,150		334,185
Net Proceeds from sale of notes and warrants		47,000		---

Net cash provided by financing activities		271,150		334,185

Net decrease in cash		(25,208)		(3,143)
Cash at beginning of period		28,548		31,691

Cash at end of period		$3,340		$28,548

Supplemental disclosure of cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The Company contracts with preferred provider organizations and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  The principal suppliers of the healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Outlook Vision, Integrated Healthand Three Rivers.  The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its membership programs with the healthcare providers.  It typically pays a per member per month fee for use of the provider networks that is determined in part based on the number of providers participating in the network, the number of members accessing the network, and the particular products or services offered by the providers.  The Company’s agreements with the provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are non-exclusive and contain confidentiality provisions.

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

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 2. Significant Accounting Policies (Continued)

Basis of Presentation

The Company’s consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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
December 31, 2011 and 2010

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

At the beginning of each membership period, the monthly membership fee is paid by the member and recorded as deferred revenue.  The Company then recognizes revenue as the services are rendered.  Shipping and handling fees that the Company receives for the shipment of membership packages to new members are included in its membership fees and recorded as deferred revenue.  The Company typically receives cash within five days of the date the membership fee is charged to a member’s credit card.  The Company had deferred revenue of $69,660 and $87,088 at December 31, 2011 and 2010, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The Company recognizes refunds as expense in accordance with ASC 605 which permits companies to recognize refundable membership fees, net of estimated refunds, as earned revenue over the membership term in limited circumstances if the following criteria are met: (i) the estimate of cancellations and refunded revenue are being made for a large pool of homogeneous items (membership transactions with the same characteristics, such as terms, periods, class of customers, nature of services, etc.), (ii) reliable estimates of the expected refunds can be made on a timely basis and it is remote that material adjustments to previously recognized revenue would be required, (iii) there is a sufficient company-specific historical basis upon which to estimate the refunds and such historical basis is predictive of future events, and (iv) the amount of the membership fees specified in the agreement at the outset of the arrangement is fixed, other than the customer’s right to request a refund.  The Company had sales refunds of $101,320 and $152,534 that were netted against sales for the years ended December 31, 2011 and 2010, respectively, and had refunds payable of $5,545 and $8,453 at December 31, 2011 and 2010, respectively.

Accounts Receivable

         The Company recognizes accounts receivable for its group accounts at estimated realizable value. On a periodic basis, The Company evaluates its accounts receivable and establishes an allowance for losses based on the history and collection of current credit amounts. As of December 31, 2011, the company considers accounts receivable to be fully collectible; accordingly, an allowance for losses has not been established.

Direct Costs

The Company’s direct costs consist of sales commissions and fees paid to PPOs and provider networks.  The Company incurred sales commission expense of $686,774 and $955,738 and network provider costs of $190,959 and $374,367 for the years ended December 31, 2011 and 2010, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

The Company recognized $598,255 and $256,721 of stock compensation expense during the years ended December 31, 2011 and 2010, respectively.

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

Net deferred tax assets consisted of the following components at December 31, 2011 and 2010, respectively:

	December 31,
	2011		2010
Deferred tax assets:
Net operating loss carryforwards		$6,007,200		$5.918,448
Depreciation		2,300		2,095
Deferred revenue		---		34,003
Contribution Carryover		100		---
Deferred tax liabilities:
Depreciation		---		---

Valuation allowance		(6,009,600)		(5,954,546)

Net deferred tax asset	$	---	$	---

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 2. Significant Accounting Policies (Continued)

Income Taxes (Continued)

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $15,403,000 that may be offset against future taxable income from the years 2012 through 2032. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

In calculating the amount of pretax income from continuing operations for the years ended December 31, 2011 and 2010, the amount of income tax calculated under accounting principles generally accepted in the United States of America differed from the amount of income tax determined under United States federal and state income tax provisions as follows:

	December 31,
	2011		2010

Book loss		$(369,700)		$(293,300)
Depreciation		200		---
Stock compensation and contributed services		278,000		98,800
Valuation allowance		91,500		195,200
Meals and entertainment		---		300
	$	---	$	---

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 2. Significant Accounting Policies (Continued)

Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year.   The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year.  A total of 8,825,000 and 125,000 shares of common stock underlying options and warrants that were outstanding on December 31, 2011 and 2010, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each year.

	For the Years Ended December 31,
	2011	2010

Net loss as reported	$(947,975)	$(751,988)
Weighted average number of shares outstanding – basic and diluted	155,744,752	85,131,395
Loss per share – basic and diluted	$(0.01)	$(0.01)

Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts payable, accrued liabilities and other short-term liabilities in the consolidated balance sheet approximate their fair value due to the short-tem maturity of these instruments and obligations.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 2. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements – This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these provisions did not have a material impact on our financial condition and results of operations.

ASU 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force – This ASU clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of these provisions did not have a material impact on our financial condition and results of operations.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs – This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of these provisions will have a material impact on our financial condition or results of operations.

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010:

	Amount
	2011	2010
Asset
Computers	$60,708	$60,708
Software	6,109	6,109
Furniture	27,968	27,968
Telephone	80,780	80,780
Website	106,477	106,477
Less: accumulated depreciation	(282,042)	(275,973)

Net property and equipment	$—	$6,069

Depreciation expense for the years ended December 31, 2011 and 2010 was $6,069 and $9,674, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

As of December 31, 2011, the Company had a total of $19,000 in deposits.  Of this amount, $19,000 was being held by the lessor of the Company’s office space.  As of December 31, 2010, the Company had a total of $44,000 in deposits.  Of this amount, $25,000 was being held by PowerPay Payment Systems, Inc., $19,000 was being held by the lessor of the Company’s office space.

Note 5. Notes Payable

Notes payable outstanding at December 31, 2011 was $47,000. Principal plus interest of 15% (not per annum) is due on or before the 180th day following the date of the promissory note.

Note 6. Commitments and Contingencies

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

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 6. Commitments and Contingencies (Continued)

Employment Agreements

The Company was a party to an employment agreement with its chief executive officer.  The employment agreement ended effective December 31, 2011.

Note 7. 2006 Stock Incentive Plan

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

Note 8. 2008 Stock Incentive Plan

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

Note 9. 2011 Stock Incentive Plan

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

As of December 31, 2011, 19,800,000 shares of common stock had been issued under the plan.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 10. 2011 Stock Incentive Plan No. 2

On April 26, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2011, all shares of common stock had been issued under the plan.  The plan terminates on April 25, 2021.  On April 29, 2011, the Company filed a registration statement on Form S-8, File No. 333-173792, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

Note 11. 2011 Stock Incentive Plan No. 3

On September 23, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 3.  Under the plan, 10,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2011, 2,000,000 shares of common stock had been issued under the plan.  The plan terminates on September 22, 2021.  On September 28, 2011, the Company filed a registration statement on Form S-8, File No. 333-177047, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 10,000,000 shares of common stock available for issuance under the plan.

Note 12. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution.  The Company contributed $0 and $0 to the plan during the years ended December 31, 2011 and 2010, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 13. Common Stock and Warrants

The Company’s authorized capital consisted of 250,000,000 and 100,000,000 shares of common stock, $0.001 par value per share, at December 31, 2011 and 2010, respectively, of which 202,803,252 and 94,692,478 shares of common stock were outstanding at December 31, 2011 and 2010, respectively.  Warrants exercisable into a total of 8,700,000 and 0 shares of the Company’s common stock were outstanding on December 31, 2011 and 2010, respectively.

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
December 31, 2011 and 2010

Note 13. Common Stock and Warrants (Continued)

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
December 31, 2011 and 2010

Note 13. Common Stock and Warrants (Continued)

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

In October 2011, the Company issued 16,000,000 shares of common stock, of which 2,000,000 shares were issued pursuant to the National Health Partners, Inc. 2011 Stock Incentive Plan No. 3, to three consultants, pursuant to individual agreements.   These agreements relate to management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were authorized for total consideration of $40,000, which will be recognized as expense during the years ended December 31, 2011 and December 31, 2012.

The Company recognized $561,398 and $0 of expense for the years ended December 31, 2011 and December 31, 2010, respectively in connection with the issuance of these shares.

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
December 31, 2011 and 2010

Note 13. Common Stock and Warrants (Continued)

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
December 31, 2011 and 2010

Note 13. Common Stock and Warrants (Continued)

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

In December 2011, the Company completed a private placement of promissory notes of $47,000 and Class A warrants exercisable into 4,700,000 shares of our common stock to an accredited investor.  The principal and interest of 15% (not per annum) is due on or before the 180th day following the date of the promissory note The Class A warrants have an exercise price of $.002 per share, are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period..

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 14. Stock Options

Stock options exercisable into a total of 125,000 and 125,000 shares of the Company’s common stock were outstanding on December 31, 2011 and 2010, respectively.  The weighted average exercise price of the stock options outstanding on December 31, 2011 and 2010 was $0.29 and $0.29, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC 718.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 214% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

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

A summary of the stock options issued during the years ended December 31, 2011 and 2010 is set forth below.  No stock options were exercised during the years ended December 31, 2011 and 2010.

	Shares	Weighted-Average Exercise Price

Outstanding, December 31, 2009	10,057,143	$0.37
Granted	500,000	0.04
Expired	(10,432,143)	0.36

Outstanding, December 31, 2010	125,000	0.29
Granted	0	---
Expired	(0)	---

Outstanding, December 31, 2011	125,000	$0.29

Exercisable, December 31, 2010	75,000	$0.32

Exercisable, December 31, 2011	100,000	$0.30

Year Ended December 31,	Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

2010	$0.23 – $0.51	125,000.29		$0.32
2011	$0.23 – $0.51	125,000.29		$0.30

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 15. Related-Party Transactions

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
December 31, 2011 and 2010

Note 16. Subsequent Events

The Company has performed an evaluation of subsequent events as of the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

In January 2012, the Company completed a private placement of promissory notes of $30,000 and Class A warrants of our common stock exercisable into 3,000,000 shares of our common stock to an accredited investor.  The principal and interest of 15% (not per annum) is due on or before the 180th day following the date of the promissory note. The Class A warrants have an exercise price of $0.002 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

In March 2012, the Company completed a private placement of promissory notes of $10,000 and Class A warrants of our common stock exercisable into 1,000,000 shares of our common stock to an accredited investor.  The principal and interest of 15% (not per annum) is due on or before the 180th day following the date of the promissory note. The Class A warrants have an exercise price of $0.002 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

In April 2012, the Company completed a private placement of promissory notes of $70,000 and Class A warrants of our common stock exercisable into 7,000,000 shares of our common stock to an accredited investor.  The principal and interest of 15% (not per annum) is due on or before the 180th day following the date of the promissory note. The Class A warrants have an exercise price of $0.002 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.