Form 10-K/A
period 2011-12-31
National Health Partners Inc
filed 2012-04-18
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 15. Exhibits, Financial Statement Schedules.

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

21*	Subsidiaries.

31.1 *	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 *	906 Certification of Principal Executive and Financial Officer

101 **	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Filed previously

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: April 18, 2012	By:	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Daniels	Chief Executive Officer, Chief Financial Officer,	April 18, 2012
David M. Daniels	Principal Accounting Officer, President and
Chairman of the Board (Principal Executive Officer)