Form 10-Q
period 2012-03-31
National Health Partners Inc
filed 2012-05-21
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 208,803,252 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on May 16, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash	$6,890	$3,340
Accounts receivable, net	---	$5,843
Prepaid expense	235,451	305,843

Total current assets	242,341	315,026

Property and equipment, net	---	---
Prepaid expense	4,366	8,684
Deposits	19,000	19,000

Total assets	$265,707	$342,710

Liabilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$204,002	$161,504
Refunds payable	5,797	5,545
Accrued expenses	7,225	1,305
Deferred revenue	67,954	69,660
Notes payable, net of discount	81,610	47,000

Total current liabilities	366,588	285,014

Total liabilities	366,588	285,014

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized,
202,803,252 shares issued and outstanding	202,803	202,803
Additional paid-in capital	28,173,026	28,162,599
Accumulated deficit	(28,476,710)	(28,307,706)

Total stockholders' equity (deficit)	(100,881)	57,696

Total liabilities and stockholders' equity (deficit)	$265,707	$342,710

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2012	2011

Net revenue	$308,263	$459,543

Direct costs	150,091	264,242

Gross profit	158,172	195,301

Operating expenses:
General and administrative	316,633	354,084

Total operating expenses	316,633	354,084

Loss from operations	(158,461)	(158,783)

Interest expense	(10,543)	---

Net loss	$(169,004)	$(158,783)

Loss per share -- basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	202,803,252	111,321,559

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2012		2011
Cash flows from operating activities
Net loss		$(169,004)		$(158,783)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services and
amortization of prepaid services		74,710		67,613
Options issued for services		377		1,417
Amortization of debt discount		4,660		---
Depreciation		---		2,227
Changes in operating assets and liabilities:
Decrease in accounts receivable		5,843		---
(Increase) decrease in other current assets		---		213
Increase (decrease) in accounts payable and
accrued expenses		48,418		(11,739)
Increase (decrease) in refunds payable		252		(652)
(Decrease) in deferred revenue		(1,706)		(5,241)

Net cash used by operating activities		(36,450)		(104,945)

Cash flows from investing activities

Net cash provided by investing activities		---		---

Cash flows from financing activities
Net proceeds from sale of stock and warrants		---		80,800
Net proceeds from sale of notes and warrants		40,000		---

Net cash provided by financing activities		40,000		80,800

Net increase (decrease) in cash		3,550		(24,145)
Cash at beginning of period		3,340		28,548

Cash at end of period		$6,890		$4,403

Supplemental disclosure of cash flow information

Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
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

The Company contracts with preferred provider organizations and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  The principal suppliers of the healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Outlook Vision, Integrated Health, Three Rivers.  Aetna (Aetna Dental Access) is the actual network name and it is administered through National Benefit Builders. Aetna does not contract directly for this network and instead requires users to contract with their administrator for access to their network. Likewise, Integrated Health and Three Rivers are also networks and are contracted through First Access, Inc., who is the administrator for these networks.The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its membership programs with the healthcare providers.  It typically pays a per member per month fee for use of the provider networks that is determined in part based on the number of providers participating in the network, the number of members accessing the network, and the particular products or services offered by the providers.  The Company’s agreements with the provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are non-exclusive and contain confidentiality provisions.

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Note 2. Basis of Presentation (Continued)

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

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholder’s equity.

As of March 31, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of zero and $18,481 for the three months ended March 31, 2012 and 2011, respectively.

Note 4. Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 12,825,000 and 4,125,000 shares of common stock underlying options and warrants that were outstanding on March 31, 2012 and 2011, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended March 31,
	2012	2011

Net loss as reported	$(169,004)	$(158,783)
Weighted average number of shares outstanding - basic and diluted	202,803,252	111,321,559
Loss per share - basic and diluted	$(0.00)	$(0.00)

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Note 5. Property and Equipment

Property and equipment consisted of the following at March 31, 2012:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(282,042)

Net property and equipment	$ ---

Depreciation expense was zero and $2,227 for the three months ended March 31, 2012 and 2011, respectively.

Note 6. Deposits

As of March 31, 2012, the Company had a total of $19,000 in deposits, all of which was being held by the lessor of the Company’s office space.

Note 7. Notes Payable

Notes Payable outstanding as of March 31, 2012 was $87,000, consisting of six promissory notes. Two promissory notes were executed during the three months ended March 31, 2012 for $30,000 and $10,000 respectively. Principal plus interest of 15% of the amount loaned is due on or before the 180th day following the date of each promissory note. Attached to each promissory note are Class A warrants. For each $1,000 in principal amount, 100,000 shares of Class A warrants are attached. All warrants have an exercise price of $.002 per share, and are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period.  The total value of the warrants (debt discount) issued is $10,050, which will be recognized as an expense during 2012. The Company recognized an expense of $5,883 and $4,660 for the three months ended March 31, 2012 in connection with the issuance of these promissory notes and warrants respectively.

Note 8. Commitments and Contingencies

The Company’s material commitments and contingencies consist of an operating lease for its office space in Pennsylvania.

Operating Leases

The Company is a party to a lease for its office facility located in Horsham, Pennsylvania which was most recently amended on November 13, 2009.  The amendment extended the term of the lease from May 31, 2010 to May 31, 2013.  The amendment provides for an initial monthly rent payment of $7,214 and an initial monthly operating expense payment of approximately $6,160.  The agreement requires the Company to make minimum annual rent payments of approximately $86,500, $90,000 and $93,500, respectively, and estimated annual operating expense payments of approximately $74,000 (subject to periodic increases) during the three-year term of the amendment.

Future minimum lease payments, including estimated annual operating expneses under this facility lease are as follows:

Fiscal Year	Amount

2012	$163,805
2013	68,865

$232,670

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

As of March 31, 2012, 19,800,000 shares of common stock had been issued under the plan.

Note 12. 2011 Stock Incentive Plan No. 2

On April 26, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2012, all shares of common stock had been issued under the plan.  The plan terminates on April 25, 2021.  On April 29, 2011, the Company filed a registration statement on Form S-8, File No. 333-173792, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Note 13. 2011 Stock Incentive Plan No. 3

On September 23, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 3.  Under the plan, 10,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2012, 2,000,000 shares of common stock had been issued under the plan.  The plan terminates on September 22, 2021.  On September 28, 2011, the Company filed a registration statement on Form S-8, File No. 333-177047, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 10,000,000 shares of common stock available for issuance under the plan.

Note 14. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company did not contribute to the plan during the three months ended March 31, 2012 and 2011, respectively.

Note 15. Common Stock and Warrants

The Company’s authorized capital consisted of 250,000,000 shares of common stock, $0.001 par value per share, at March 31, 2012 and  December 31, 2011, respectively, of which 202,803,252 shares of common stock were outstanding.  Warrants exercisable into an aggregate of 12,700,000 and 8,700,000 shares of the Company’s common stock were outstanding on March 31, 2012 and December 31, 2011, respectively.

Effective January 7, 2011 the Articles of Incorporation were amended as follows: The total number of shares of stock which this corporation shall have authority to issue is two hundred fifty million (250,000,000) with a par value of $.001 per share, all of which shall be shares of common stock.

Non Capital-Raising Transactions

None

Capital-Raising Transactions

In January 2012, the Company completed a private placement of promissory notes of $30,000 and Class A warrants exercisable into 3,000,000 shares of our common stock to an accredited investor. The principal and interest of 15% of the amount loaned is due on or before the 180th day following the date of the promissory note The Class A warrants have an exercise price of $.002 per share, are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period.

In March 2012, the Company completed a private placement of promissory notes of $10,000 and Class A warrants exercisable into 1,000,000 shares of our common stock to an accredited investor.  The principal and interest of 15% of the amount loaned is due on or before the 180th day following the date of the promissory note The Class A warrants have an exercise price of $.002 per share, are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period..

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Note 16. Stock Options

Stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock were outstanding on March 31, 2012 and 2011, respectively, of which 125,000 and 100,000 shares were vested, respectively.  No options were exercised during the three months ended March 31, 2012 and 2011, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 214% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

Note 17. Related Party Transactions

None

Note 18. Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2012, the Company completed a private placement of promissory notes of $65,000 and Class A warrants of our common stock exercisable into 6,500,000 shares of our common stock to an accredited investor.  The principal and interest of 15% of the amount loaned is due on or before the 180th day following the date of the promissory note. The Class A warrants have an exercise price of $0.002 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

In April 2012, the Company issued 6,000,000 shares of common stock to one consultant, pursuant to an individual agreement with one individual.   The agreement relates to management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $12,000, which will be recognized as expense during the year ended December 31, 2012.

In May 2012, the Company completed a private placement of promissory notes of $10,000 and Class A warrants of our common stock exercisable into 1,000,000 shares of our common stock to an accredited investor.  The principal and interest of 15% of the amount loaned is due on or before the 180th day following the date of the promissory note. The Class A warrants have an exercise price of $0.002 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” the “registrant” “we,” “us” or “our” and similar terms in this report refer to National Health Partners, Inc. and its subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein and under the caption “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.  The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

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

We experienced a decrease in revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.    Our gross profit margin for the three months ended March 31, 2012 was lower than our gross profit margin for the three months ended March 31, 2011.   Our net loss for the three months ended March 31, 2012 was higher than our net loss for the three months ended March 31, 2011.   Our cost-cutting initiatives resulted in a decrease in net cash used by operating activities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

We generated revenue of $308,263 for the three months ended March 31, 2012 compared to revenue of $459,543 for the three months ended March 31, 2011.  We achieved a gross profit of $158,172 and gross profit percentage of 51% for the three months ended March 31, 2012, compared to a gross profit of $195,301 and gross profit margin of 42% for the three months ended March 31, 2011.  We recognized a net loss of $169,004, or $0.00 per share, for the three months ended March 31, 2012, compared to a net loss of $158,783, or $0.00 per share, for the three months ended March 31, 2011.  Net cash used by operating activities was $36,450 for the three months ended March 31, 2012 compared to $104,945 for the three months ended March 31, 2011, representing a decrease of 65%.

We will generate future revenue and members primarily through sales of our CARExpressTM health discount programs and our CARExpress PlusTM membership programs to employees and members of affinity groups through our marketing and distribution partners, and various marketing and advertising campaigns.  We have entered into agreements with several affinity groups through which we are generating sales of our CARExpressTM membership programs and are currently in discussions with several other organizations regarding the sale of our CARExpressTM membership programs.  We intend to finance each of these projects through cash on hand, internally generated cash flows from operating activities and, if necessary, proceeds from the issuance of equity securities and promissory notes.  We will use any additional investments that we receive to accelerate the expansion of each of our advertising campaigns and programs and increase sales of our membership programs.

We expect the number of CARExpressTM members generated each month to increase during the quarter ended June 30, 2012 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue during the year ended December 31, 2012.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past several quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2012 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2012.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and our Notes to Consolidated Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2012 and 2011

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $151,280 to $308,263 for the three months ended March 31, 2012 from $459,543 for the three months ended March 31, 2011.

      The decrease of $151,280 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $114,151 to $150,091 for the three months ended March 31, 2012, from $264,242 for the three months ended March 31, 2011.  The decrease of $114,151 was due to decreases of $69,767 for sales commissions and $44,384 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes.  Employee compensation expense decreased $29,482 to $130,257 for the three months ended March 31, 2012, from $159,739 for the three months ended March 31, 2011.  The decrease of $29,482 was due primarily to decreases of $29,482 for salary and equity expenses and related payroll taxes.   We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $7,390 to $78,742 for the three months ended March 31, 2012 from $71,352 for the three months ended March 31, 2011.  The increase of $7,390 was due primarily to an increase of $25,686 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by a decrease of $18,396 for legal and accounting fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $15,359 to $107,634 for the three months ended March 31, 2012 from $122,993 for the three months ended March 31, 2011.  The decrease of $15,359 resulted primarily from decreases of $4,264 for supplies, $1,370 for postage, $2,268 for telephone and $2,337 for investor relations as well as decrease in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss increased $10,221 to $169,004 for the three months ended March 31, 2012, from $158,783 for the three months ended March 31, 2011.  The increase of $10,221 was due to decreases of $151,280 for revenue, increases of $7,390 for professional fees and $10,543 for other expenses, offset by decreases of $114,151 for direct costs incurred in connection with the sale of our membership programs, $29,482 for employee compensation expense and $15,359 for other general and administrative expenses. We expect to begin generating a net profit from operations during 2012 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and promissory notes.  As of March 31, 2012, we had cash and cash equivalents of $6,890.

Net cash used by operating activities was $36,450 for the three months ended March 31, 2012, compared to $104,945 for the three months ended March 31, 2011.  The $68,495 decrease in cash used by operating activities was due primarily to increases of $7,097 for equity-based compensation expense and $60,157 in accounts payable and accrued expenses.

We did not have any cash flows from investing activities for the three months ended March 31, 2012 and 2011.

Net cash provided by financing activities was $40,000 for the three months ended March 31, 2012, compared to $80,800 for the three months ended March 31, 2011.  The $40,800 decrease in cash provided by financing activities was due to a decrease of $80,800 in proceeds from the sale of stock and warrants, offset by an increase of $40,000 in proceeds from the sale of notes payable and warrants.

Our primary sources of capital for the three months ended March 31, 2012 are set forth below.

In January 2012, the Company completed a private placement of promissory notes of $30,000 and Class A warrants exercisable into 3,000,000 shares of our common stock to an accredited investor.  The principal and interest of 15% of the amount loaned is due on or before the 180th day following the date of the promissory note The Class A warrants have an exercise price of $.002 per share, are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period.

In March 2012, the Company completed a private placement of promissory notes of $10,000 and Class A warrants exercisable into 1,000,000 shares of our common stock to an accredited investor.  The principal and interest of 15% of the amount loaned is due on or before the 180th day following the date of the promissory note The Class A warrants have an exercise price of $.002 per share, are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period.

To date, our capital needs have been met primarily through sales of equity securities, promissory notes and proceeds received upon the exercise of warrants held by our security holders.   We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities and proceeds from the issuance of equity securities and promissory notes.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

The Company’s authorized capital consists of 250,000,000 shares of common stock, of which 202,803,252 shares of common stock were outstanding at March 31, 2012.  The total of warrants exercisable into an aggregate of 12,700,000 shares of the Company’s common stock and stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock at March 31, 2012 equal a total 12,825,000 shares of common stock underlying options and warrants that were outstanding at March 31, 2012.  The combination of the 202,803,252 shares of common stock outstanding and the 12,825,000 shares of potentially dilutive options and warrants outstanding at March 31, 2012 gives effect to a potential outstanding total of 215,628,252 of the authorized capital of 250,000,000 shares of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of March 31, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at March 31, 2012 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2011 in the areas described below. We have not remediated such material weaknesses through March 31, 2012.

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

(2)
Our Chief Executive Officer and sole member of our board of directors resides in the state of Florida and did not visit our sole business office located in Horsham, Pennsylvania during 2011 or in 2012.  Senior management has the responsibility to monitor the quality of a company’s internal controls.  This is most often performed through the regular management and supervisory activities of the company’s day-to-day operations.  The lack of monitoring by our Chief Executive Officer constituted a material weakness in the ability of top management to effectively monitor the quality of our internal controls.

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at March 31, 2012 and December 31, 2011, consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011 in conformity with GAAP.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* To be provided by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: May 21, 2012	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer