Form 10-Q/A
period 2012-03-31
National Health Partners Inc
filed 2012-05-22
CIK 1306109

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

NATIONAL HEALTH PARTNERS, INC.

Date: May 22, 2012	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer