Form 10-Q
period 2012-06-30
National Health Partners Inc
filed 2012-10-01
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 232,803,252shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on September 24, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash	$2,090	$3,340
Accounts receivable, net	--	5,843
Prepaid expense	173,657	305,843
Deposits	17,400	--

Total current assets	193,147	315,026

Property and equipment, net	--	--
Prepaid expense	--	8,684
Deposits	19,000	19,000

Total assets	$212,147	$342,710

Liabilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$258,701	$161,504
Refunds payable	8,960	5,545
Accrued expenses	17,900	1,305
Deferred revenue	97,592	69,660
Notes payable, net of discount	154,873	47,000

Total current liabilities	538,026	285,014

Total liabilities	538,026	285,014

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized,
218,803,252 and 202,803,252 shares issued and outstanding
on June 30, 2012 and December 31, 2011, respectively	218,803	202,803
Additional paid-in capital	28,197,376	28,162,599
Accumulated deficit	(28,742,058)	(28,307,706)

Total stockholders' equity (deficit)	(325,879)	57,696

Total liabilities and stockholders' equity (deficit)	$212,147	$342,710

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$319,557	$415,935	$627,819	$875,478

Direct costs	248,804	263,095	398,894	527,337

Gross profit	70,753	152,840	228,925	348,141

Operating expenses:
General and administrative	314,685	441,954	631,318	796,038

Total operating expenses	314,685	441,954	631,318	796,038

Loss from operations	(243,932)	(289,114)	(402,393)	(447,897)

Interest Expense	(21,416)	--	(31,959)	--

Net loss	$(265,348)	$(289,114)	$(434,352)	$(447,897)

Loss per share -- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding --
basic and diluted	210,671,384	138,751,329	206,737,318	125,112,217

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(434,352)	$(447,897)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services and amortization of prepaid services	152,978	249,599
Options issued for services	377	2,849
Amortization of debt discount	15,273	--
Depreciation	--	4,393
Changes in operating assets and liabilities:
(Increase) decrease in deposits	(17,400)	25,000
Decrease in accounts receivable	5,843	--
(Increase) decrease in other current assets	(108)	213
Increase (decrease) in accounts payable and accrued expenses	113,793	(37,189)
Increase in refunds payable	3,414	465
Increase in deferred revenue	27,932	20,221

Net cash used by operating activities	(132,250)	(182,346)

Cash flows from investing activities

Net cash provided by investing activities	--	--

Cash flows from financing activities
Net proceeds from sale of stock and warrants	16,000	143,300
Net proceeds from investor deposits	--	16,950
Net proceeds from sale of notes and warrants	115,000	--

Net cash provided by financing activities	131,000	160,250

Net decrease in cash	(1,250)	(22,096)
Cash at beginning of period	3,340	28,548

Cash at end of period	$2,090	$6,452

Supplemental disclosure of cash flow information

Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
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

The Company contracts with preferred provider organizations and other provider networks for access to the discounted rates they have negotiated with their healthcare providers.  The principal suppliers of the healthcare providers that comprise CARExpress are CareMark, Aetna, Optum, Outlook Vision, Integrated Health and Three Rivers.  Aetna (Aetna Dental Access) is the actual network name and it is administered through National Benefit Builders. Aetna does not contract directly for this network and instead requires users to contract with their administrator for access to their network. Likewise, Integrated Health and Three Rivers are also networks and are contracted through First Access, Inc., who is the administrator for these networks. The Company selects and utilizes only those provider networks that it believes can deliver adequate savings to its members while providing adequate support for its membership programs with the healthcare providers.  It typically pays a per member per month fee for use of the provider networks that is determined in part based on the number of providers participating in the network, the number of members accessing the network, and the particular products or services offered by the providers.  The Company’s agreements with the provider networks are generally for a term of between one and two years, may be terminated by either party on between 45 and 180 days’ prior written notice, and renew automatically for additional terms unless so terminated.  Most of these agreements are non-exclusive and contain confidentiality provisions.

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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
June 30, 2012
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

As of June 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of zero and $12,630 for the three months ended June 30, 2012 and 2011, respectively, and zero and $31,111 for the six months ended June 30, 2012 and 2011, respectively.

Note 4. Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 13,325,000 and 12,125,000 shares of common stock underlying options and warrants that were outstanding on June 30, 2012 and 2011, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net loss as reported	$(265,348)	$(289,114)	$(434,352)	$(447,897)

Weighted average number of shares outstanding – basic and diluted	210,671,384	138,751,329	206,737,318	125,112,217

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 5. Property and Equipment

Property and equipment consisted of the following at June 30, 2012:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(282,042)

Net property and equipment	$--

Depreciation expense was zero and $2,166 for the three months ended June 30, 2012 and 2011, respectively, and zero and $4,393 for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, the Company had a total of $36,400 in deposits.  Of this amount, $17,400 was being held by PowerPay Payment Systems, Inc., and $19,000 was being held by the lessor of the Company’s office space.

Note 7. Notes Payable

Eight promissory notes are outstanding as of June 30, 2012 totaling $152,000. Two promissory notes were executed during the three months ended June 30, 2012 for $60,000 and $5,000 respectively. Principal plus interest of 15% of the amount loaned is due on or before the 180th day following the date of each promissory note. Attached to each promissory note are Class A warrants. For each $1,000 in principal amount, 100,000 shares of Class A warrants are attached. All warrants have an exercise price of $.002 per share, and are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period.  The total value of the warrants (debt discount) issued is $22,400, which will be recognized as an expense during 2012. The Company recognized an expense of $10,803 and $10,613 for the three months ended June 30, 2012 and $16,686 and $15,273 for the six months ended June 30, 2012 in connection with the issuance of these promissory notes and warrants respectively.

One promissory note, dated May 16, 2012 is outstanding as of June 30, 2012 totaling $10,000. Provided the lender does not convert the note into stock, the Company shall pay to the lender the principal and all accrued interest of 15% on March 31, 2013.

The total promissory notes outstanding as of June 30, 2012 are $162,000.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

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

The Company has been delinquent with rent payments since the 2nd quarter and as a result the Company received notice on September 17, 2012 from Liberty Property Management of their intent to take legal action within 30 days from the date of notification if the Company doesn’t provide an acceptable payment schedule. The Company’s CEO has been in talks with the management of Liberty and the Company has agreed to a work out schedule for paying the delinquent amount that is currently owed to Liberty. Liberty will suspend any further legal action while the Company makes the subsequent payments in the negotiated schedule. The Company has agreed to make monthly payments over the next 4 months that include a payment for past rent as well as a payment for that current month. The payout schedule would allow the Company to completely payoff the outstanding liability by January, 2013. Upon completion of this payout plan Liberty will provide the Company with a different location to move its operations which will ultimately save the company approximately 50% on future rent. The Company anticipates moving into a new location during the 1st quarter of 2013.

Future minimum lease payments, including estimated annual operating expenses under this facility lease are as follows:

Fiscal Year	Amount

2012	$163,805
2013	68,865

$232,670

Note 9. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2012, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 10. 2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2012, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

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

As of June 30, 2012, 19,800,000 shares of common stock had been issued under the plan.

Note 12. 2011 Stock Incentive Plan No. 2

On April 26, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2012, 12,000,000 shares of common stock had been issued under the plan.  The plan terminates on April 25, 2021.  On April 29, 2011, the Company filed a registration statement on Form S-8, File No. 333-173792, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

Note 13. 2011 Stock Incentive Plan No. 3

On September 23, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 3.  Under the plan, 10,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2012, 2,000,000 shares of common stock had been issued under the plan.  The plan terminates on September 22, 2021.  On September 28, 2011, the Company filed a registration statement on Form S-8, File No. 333-177047, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 10,000,000 shares of common stock available for issuance under the plan.

Note 14. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company did not contribute to the plan during the three months ended June 30, 2012 and 2011, respectively, and did not contribute to the plan during the six months ended June 30, 2012 and 2011, respectively.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 15. Common Stock and Warrants

The Company’s authorized capital consisted of 250,000,000 shares of common stock, $0.001 par value per share, of which 218,803,252 and 149,328,252 shares of common stock were outstanding at June 30, 2012 and 2011, respectively.  Warrants exercisable into an aggregate of 13,200,000 and 12,000,000 shares of the Company’s common stock were outstanding on June 30, 2012 and 2011, respectively.

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

In May 2012, the Company executed a Promissory Note of $10,000. Provided the lender does not convert the note into stock, the Company shall pay to the lender the principal and all accrued interest of 15% on March 31, 2013.

In June 2012, the Company completed a private offering of 10,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $16,000.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 16. Stock Options

Stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock were outstanding on June 30, 2012 and 2011, respectively, of which 125,000 and 100,000 shares were vested, respectively.  No options were exercised during the three months ended June 30, 2012 and 2011, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 214% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

Note 17. Related Party Transactions

None

Note 18. Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In July 2012, the Lender of a Promissory Note dated January 3, 2012 authorized the Company to convert the Promissory Note in the amount of $30,000 plus accrued interest in the amount of $2,250 into a new Promissory Note in the amount of $32,250. Provided the Lender does not convert the note into stock, the principal and interest of 15% are due on March 31, 2013. The Lender also authorized the Company to cancel the 3,000,000 warrants received from the original Promissory Note.

In July 2012, the lender of a Promissory Note dated December 15, 2011 authorized the Company to convert the Promissory Note in the amount of $40,000 plus accrued interest in the amount of $3,353 into a new Promissory Note in the amount of $43,353. Provided the Lender does not convert the note into stock, the principal and interest of 15% are due on March 31, 2013. The lender also authorized the Company to cancel the 4,000,000 warrants received from the original Promissory Note.

In July 2012, the lender of a Promissory Note dated December 23, 2011 authorized the Company to convert the Promissory Note in the amount of $2,000 plus accrued interest in the amount of $161 into a new Promissory Note in the amount of $2,161. Provided the Lender does not convert the note into stock, the principal and interest of 15% are due on March 31, 2013. The lender also authorized the Company to cancel the 200,000 warrants received from the original Promissory Note.

In July 2012, the lender of a Promissory Note dated December 27, 2011 authorized the Company to convert the Promissory Note in the amount of $2,000 plus accrued interest in the amount of $158 into a new Promissory Note in the amount of $2,158. Provided the Lender does not convert the note into stock, the principal and interest of 15% are due on March 31, 2013. The lender also authorized the Company to cancel the 200,000 warrants received from the original Promissory Note.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

In July 2012, the lender of a Promissory Note dated December 27, 2011 authorized the Company to convert the Promissory Note in the amount of $3,000 plus accrued interest in the amount of $236 into a new Promissory Note in the amount of $3,236. Provided the Lender does not convert the note into stock, the principal and interest of 15% are due on March 31, 2013. The lender also authorized the Company to cancel the 300,000 warrants received from the original Promissory Note.

In July 2012, the Company executed a Promissory Note of $10,000 of which $5,000 was paid in July and $5,000 was paid in August. Provided the lender does not convert the note into stock, the principal together with interest of 12% are due on March 31, 2013.

In July 2012, the Company executed a Promissory Note of $15,000 of which $7,500 was paid in August and the balance of $7,500 is due on or before November 30, 2012. Provided the lender does not convert the note into stock, the principal together with interest of 12% are due on March 31, 2013.

In July 2012, the Company issued 14,000,000 shares of common stock to two consultants, pursuant to individual agreements.  These agreements relate to management consulting services to be provided to the Company.  The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $33,600, which will be recognized as expense during the year ended December 31, 2012.

In August 2012, the Company executed a Promissory Note of $72,000, in which the lender agrees to make monthly advances of $6,000 commencing in September for a total of twelve monthly advances totaling $72,000. Provided the lender does not convert the note into stock, the principal together with interest of 12.5%, compounded quarterly are due on January 18, 2014.

In August 2012, the Company executed a Promissory Note of $6,000. Provided the lender does not convert the note into stock, the principal together with interest of 15%, compounded quarterly are due on August 31, 2013.

In September 2012, the Company executed a Promissory Note of $7,500. Provided the lender does not convert the note into stock, the principal together with interest of 15%, are due on December 6, 2012.

The Company has been delinquent with rent payments since the 2nd quarter and as a result the Company received notice on September 17, 2012 from Liberty Property Management of their intent to take legal action within 30 days from the date of notification if the Company doesn’t provide an acceptable payment schedule. The Company’s CEO has been in talks with the management of Liberty and the Company has agreed to a work out schedule for paying the delinquent amount that is currently owed to Liberty. Liberty will suspend any further legal action while the Company makes the subsequent payments in the negotiated schedule. The Company has agreed to make monthly payments over the next 4 months that include a payment for past rent as well as a payment for that current month. The payout schedule would allow the Company to completely payoff the outstanding liability by January, 2013. Upon completion of this payout plan Liberty will provide the Company with a different location to move its operations which will ultimately save the company approximately 50% on future rent. The Company anticipates moving into a new location during the 1st quarter of 2013.

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

We experienced a decrease in revenue for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2012. Our gross profit margin for the three months and six months ended June 30, 2012 was lower than our gross profit margin for the three and six months ended June 30, 2011.  However, our net loss for the three and six months ended June 30, 2012 was lower than our net loss for the three and six months ended June 30, 2011 as a result of the implementation of cost-cutting initiatives. Our net cash used by operating activities decreased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

We generated revenue of $319,557 and $627,819 for the three and six months ended June 30, 2012 compared to revenue of $415,935 and $875,478 for the three and six months ended June 30, 2011.  We achieved a gross profit of $70,753 and $228,925 for the three and six months ended June 30, 2012, compared to a gross profit of $152,840 and $348,141 for the three and six months ended June 30, 2011.  We recognized a net loss of $265,348 and $434,352 ($0.00 and $0.00 per share) for the three and six months ended June 30, 2012, respectively, compared to a net loss of $289,114 and $447,897 ($0.00 and $0.00 per share) for the three and six months ended June 30, 2011, respectively.  Net cash used by operating activities was $132,250 for the six months ended June 30, 2012 compared to $182,346 for the six months ended June 30, 2011, representing a decrease of 27%.

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

We expect the number of CARExpressTM members generated each month to increase during the quarter ended September, 2012 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue during the year ended December 31, 2012.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past several quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2012 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2012.

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

Comparison of the Three-Month Periods Ended June 30, 2012 and 2011

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $96,378 to $319,557 for the three months ended June 30, 2012 from $415,935 for the three months ended June 30, 2011.

The decrease of $96,378 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $14,291 to $248,804 for the three months ended June 30, 2012, from $263,095 for the three months ended June 30, 2011.  The decrease of $14,291 was due to an increase of $12,037 for sales commissions and a decrease of $26,328 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes.  Employee compensation expense decreased $41,193 to $95,677 for the three months ended June 30, 2012, from $136,870 for the three months ended June 30, 2011.  The decrease of $41,193 was due primarily to decreases of $24,814 for salary expense, $14,062 for stock option and restricted stock award expense and $2,317 for related payroll taxes.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $70,575 to $108,530 for the three months ended June 30, 2012 from $179,105 for the three months ended June 30, 2011.  The decrease of $70,575was due primarily to a decrease of $91,197 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, offset by an increase of $21,143for accounting fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $15,501 to $110,478 for the three months ended June 30, 2012 from $125,979 for the three months ended June 30, 2011.  The decrease of $15,501 resulted primarily from decreases of $5,719 for postage, $$5,425 for rent, $1,005 for supplies, $1,508 for financial printing, as well as decrease in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $23,766 to $265,348 for the three months ended June 30, 2012, from $289,114 for the three months ended June 30, 2011.  The decrease of $23,766 was due to decreases of $41,193 for employee compensation expenses, $70,575 for professional fees, $15,501 for other general and administrative expenses, and $14,291 for direct costs incurred in connection with the sale of our membership programs, offset by a decrease of $96,378 for revenue, and an increase of $21,416 for interest expense.   We expect to begin generating a net profit from operations during 2012 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Comparison of the Six-Month Periods Ended June 30, 2012 and 2011

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $247,659 to $627,819 for the six months ended June 30, 2012 from $875,478 for the six months ended June 30, 2011.

The decrease of $247,659 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $128,443 to $398,894 for the six months ended June 30, 2012, from $527,337for the six months ended June 30, 2011.  The decrease of $128,443 was due to decreases of $57,730 for sales commissions and $70,713 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes.  Employee compensation expense decreased $70,576 to $226,034 for the six months ended June 30, 2012, from $296,610 for the six months ended June 30, 2011.  The decrease of $70,576 was due primarily to decreases of $34,108 for salary expense, $33,582 for stock option and restricted stock award expense and $2,886 for related payroll taxes.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $63,185 to $187,271 for the six months ended June 30, 2012 from $250,456 for the six months ended June 30, 2011.  The decrease of $63,185 was due primarily to a decrease of $65,510 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $30,959 to $218,013 for the six months ended June 30, 2012 from $248,972 for the six months ended June 30, 2011.  The decrease of $30,959 resulted primarily from decreases of $1,586 for telephone, $5,269 for supplies, $7,089 for postage, $3,226 for investor relations, $5,062 for rent, $2,183 for financial printing, $4,393 for depreciation, as well as decrease in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $13,545 to $434,352 for the six months ended June 30, 2012, from $447,897 for the six months ended June 30, 2011.  The decrease of $13,545 was due to decreases of $70,576 for employee compensation expenses, $63,185 for professional fees, $30,959 for other general and administrative expenses, and $128,443 for direct costs incurred in connection with the sale of our membership programs, offset by a decrease of $247,659 for revenue, and an increase of $31,959 for interest expense.   We expect to begin generating a net profit from operations during 2012 as the recurring membership fees from our increasing membership base overtake the costs associated with obtaining and retaining members.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and promissory notes.  As of June 30, 2012, we had cash and cash equivalents of $2,090.

Net cash used by operating activities was $132,250 for the six months ended June 30, 2012, compared to $182,346 for the six months ended June 30, 2011.  The $50,096 decrease in cash used by operating activities was due primarily to a decrease of $13,545 for net loss, decrease of $96,621 for common stock issued for services and amortization of prepaid expenses, increases of $42,400 for deposits, $150,982 for accounts payable and accrued expenses, $2,949 for refunds payable, $7,711 for deferred revenue and $15,273 for amortization of debt discount.

We did not have any cash flows from investing activities for the six months ended June 30, 2012 and 2011.

Net cash provided by financing activities was $131,000 for the six months ended June 30, 2012, compared to $160,250 for the six months ended June 30, 2011.  The $29,250 decrease in cash provided by financing activities was due to the decreases of $127,300 in proceeds from the sale of stock and warrants and $16,950 in proceeds from investor deposits offset by an increase of $115,000 in proceeds from the sale of notes payable and warrants.

Our primary sources of capital for the six months ended June 30, 2012 are set forth below.

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

In May 2012, the Company executed a Promissory Note of $10,000. Provided the lender does not convert the note into stock, the Company shall pay to the lender the principal and all accrued interest of 15% on March 31, 2013.

In June 2012, the Company completed a private offering of 10,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $16,000.

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

The Company’s authorized capital consists of 250,000,000 shares of common stock, of which 218,803,252 shares of common stock were outstanding at June 30, 2012.  The total of warrants exercisable into an aggregate of 13,200,000 shares of the Company’s common stock and stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock at June 30, 2012 equal a total 13,325,000 shares of common stock underlying options and warrants that were outstanding at June 30, 2012.  The combination of the 218,803,252 shares of common stock outstanding and the 13,325,000 shares of potentially dilutive options and warrants outstanding at June 30, 2012 gives effect to a potential outstanding total of 232,128,252 of the authorized capital of 250,000,000 shares of common stock.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of June 30, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at June 30, 2012 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2011 in the areas described below. We have not remediated such material weaknesses through June 30, 2012.

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at June 30, 2012 and December 31, 2011, consolidated statements of operations and cash flows for the six months ended June 30, 2012 and 2011 in conformity with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In June 2012, the Company completed a private offering of 10,000,000 shares of our common stock to an accredited investor for aggregate gross proceeds of $16,000.

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

NATIONAL HEALTH PARTNERS, INC.

Date: October 1, 2012	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer