Form 10-Q
period 2012-09-30
National Health Partners Inc
filed 2013-01-02
CIK 1306109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 232,803,252 shares of the issuer’s common stock, $.001 par value per share, issued and outstanding on, December 17, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

National Health Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash	$8,242	$3,340
Accounts receivable, net	---	5,843
Prepaid expense	110,776	305,843
Deposits	51,509	---

Total current assets	170,527	315,026

Property and equipment, net	---	---
Prepaid expense	---	8,684
Deposits	---	19,000

Total assets	$170,527	$342,710

Liabilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$280,401	$161,504
Refunds payable	15,636	5,545
Accrued expenses	15,915	1,305
Deferred revenue	114,809	69,660
Notes payable, net of discount	199,090	47,000

Total current liabilities	625,851	285,014
Total long term liabilities	6,000	---
Total liabilities	631,851	285,014

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized,
232,803,252 and 202,803,252 shares issued and outstanding
on September 30, 2012 and December 31, 2011, respectively	232,803	202,803
Additional paid-in capital	28,216,976	28,162,599
Accumulated deficit	(28,911,103)	(28,307,706)

Total stockholders' equity (deficit)	(461,324)	57,696

Total liabilities and stockholders' equity	$170,527	$342,710

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	$458,446	$434,339	$1,086,265	$1,309,817

Direct costs	272,401	197,998	671,295	725,335

Gross profit	186,045	236,341	414,970	584,482

Operating expenses:
General and administrative	343,859	461,046	975,178	1,257,085

Total operating expenses	343,859	461,046	975,178	1,257,085

Loss from operations	(157,814)	(224,705)	(560,208)	(672,603)

Gain on extinguishment of debt	5,392	---	5,392	---

Interest expense	(16,623)	---	(48,581)	---

Net loss	$(169,045)	$(224,705)	$(603,397)	$(672,603)

Loss per share -- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding -- basic and diluted	232,498,904	171,561,132	215,387,194	140,765,331

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012		2011
Cash flows from operating activities
Net loss		$(603,397)		$(672,603)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services and amortization of prepaid services		249,933		468,753
Options issued for services		377		4,297
Gain on extinguishment of debt		5,392		---
Amortization of debt discount		22,331		---
Depreciation		---		5,627
Changes in operating assets and liabilities:
(Increase) decrease in deposits		(32,509)		25,000
Decrease in accounts receivable		5,843		---
(Increase) decrease in other current assets		(581)		213
Increase (decrease) in accounts payable and accrued expenses		134,273		(75,493)
Increase in refunds payable		10,091		(1,224)
Increase in deferred revenue		45,149		534

Net cash used by operating activities		(163,098)		(244,896)

Cash flows from investing activities

Net cash provided by investing activities		---		---

Cash flows from financing activities
Net proceeds from sale of stock and warrants		16,000		224,150
Net proceeds from sale of notes and warrants		152,000		---

Net cash provided by financing activities		168,000		224,150

Net increase (decrease) in cash		4,902		(20,746)
Cash at beginning of period		3,340		28,548

Cash at end of period		$8,242		$7,802

Supplemental disclosure of cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

The accompanying notes are an integral part of these consolidated financial statements

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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
September 30, 2012
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

As of September 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially.

Note 3. Stock Compensation Expense

The Company records employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) using the modified prospective transition method, and records non-employee stock-based compensation expense in accordance with ASC Topic 505.  In accordance therewith, the Company recognized stock compensation expense of $0 and $0 for the three months ended September 30, 2012 and 2011, respectively, and $0 and $31,111 for the nine months ended September 30, 2012 and 2011, respectively.

Note 4. Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted loss per share by dividing the reported net loss for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the period.  A total of 5,625,000 and 4,125,000 shares of common stock underlying options and warrants that were outstanding on September 30, 2012 and 2011, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net profit (loss) as reported	$(169,045)	$(224,705)	$(603,397)	$(672,603)

Weighted average number of shares outstanding – basic and diluted	232,498,904	171,561,132	215,387,194	140,765,331

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 5. Property and Equipment

Property and equipment consisted of the following at September 30, 2012:

Asset	Amount

Computers	$60,708
Software	6,109
Furniture	27,968
Telephone	80,780
Website	106,477
Less: accumulated depreciation	(282,042)

Net property and equipment	$--

Depreciation expense was zero and $1,234 for the three months ended September 30, 2012 and 2011, respectively, and zero and $5,627 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, the Company had a total of $51,509 in deposits.  The $51,509 is being held by PowerPay Payment Systems, Inc.

Note 7. Notes Payable

In April 2012, the Company executed two promissory notes for $60,000 and $5,000 respectively. Principal plus interest of 15% of the amount loaned is due on or before the 180th day following the date of each promissory note. Attached to each promissory note are Class A warrants. For each $1,000 in principal amount, 100,000 shares of Class A warrants are attached. All warrants have an exercise price of $.002 per share, and are exercisable during the period commencing on the date of the grant and ending December 31, 2012, and expire at the end of the exercise period.  The total value of the warrants (debt discount) issued is $22,400, which will be recognized as an expense during 2012. The Company recognized an expense of $10,803 and $10,613 for the three months ended June 30, 2012 and $16,686 and $15,273 for the six months ended June 30, 2012 in connection with the issuance of these promissory notes and warrants respectively.

In May 2012, the Company executed a Promissory Note of $10,000. Provided the lender does not convert the note into stock, the Company shall pay to the lender the principal and all accrued interest of 15% on March 31, 2013.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

In July 2012, the Company executed a Promissory Note of $15,000 of which $7,500 was paid in August and the balance of $7,500 is due on or before November 30, 2012. As of September 30, 2012 $7,500 has been advanced. Provided the lender does not convert the note into stock, the principal together with interest of 12% are due on March 31, 2013.

In August 2012, the Company executed a Promissory Note of $72,000, in which the lender agrees to make monthly advances of $6,000 commencing in September for a total of twelve monthly advances totaling $72,000. As of September 30, 2012, $6,000 has been advanced. Provided the lender does not convert the note into stock, the principal together with interest of 12.5%, compounded quarterly are due on January 18, 2014.

In August 2012, the Company executed a Promissory Note of $6,000. Provided the lender does not convert the note into stock, the principal together with interest of 15%, compounded quarterly are due on August 31, 2013.

In September 2012, the Company executed a Promissory Note of $7,500. Provided the lender does not convert the note into stock, the principal together with interest of 15%, are due on December 6, 2012.  Management is currently in negotiations to extend the note with the holder of a note for $7,500 that was due December 6, 2012 and the note holder has not made a demand for payment.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

The total promissory notes outstanding as of September 30, 2012 are $205,158.

The total value of the warrants (debt discount) issued is $22,400, which will be recognized as an expense during 2012. The Company recognized an expense of $9,565 and $7,058 for the three months ended September 30, 2012 and $26,250 and $22,331 for the nine months ended September 30, 2012 in connection with the issuance of these promissory notes and warrants respectively.

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

Future minimum lease payments, including estimated annual operating expenses under this facility lease are as follows:

Fiscal Year	Amount

2012	$163,805
2013	68,865

Total	$232,670

Note 9. 2006 Stock Incentive Plan

On February 2, 2006, the Company adopted the National Health Partners, Inc. 2006 Stock Incentive Plan.  Under the plan, 4,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2012, all shares of common stock had been issued under the plan.  The plan terminates on February 1, 2016.  On February 6, 2006, the Company filed a registration statement on Form S-8, File No. 333-131589, with the SEC covering the public sale of the 4,500,000 shares of common stock available for issuance under the plan.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 10. 2008 Stock Incentive Plan

On April 7, 2008, the Company adopted the National Health Partners, Inc. 2008 Stock Incentive Plan.  Under the plan, 3,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2012, all shares of common stock had been issued under the plan.  The plan terminates on April 6, 2018.  On April 10, 2008, the Company filed a registration statement on Form S-8, File No. 333-150177, with the SEC covering the public sale of the 3,000,000 shares of common stock available for issuance under the plan.

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

As of September 30, 2012, 19,800,000 shares of common stock had been issued under the plan.

Note 12. 2011 Stock Incentive Plan No. 2

On April 26, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 2.  Under the plan, 12,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2012, all shares of common stock had been issued under the plan.  The plan terminates on April 25, 2021.  On April 29, 2011, the Company filed a registration statement on Form S-8, File No. 333-173792, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 12,000,000 shares of common stock available for issuance under the plan.

Note 13. 2011 Stock Incentive Plan No. 3

On September 23, 2011, the Company adopted the National Health Partners, Inc. 2011 Stock Incentive Plan No. 3.  Under the plan, 10,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2012, 2,000,000 shares of common stock had been issued under the plan.  The plan terminates on September 22, 2021.  On September 28, 2011, the Company filed a registration statement on Form S-8, File No. 333-177047, with the Securities and Exchange Commission (“SEC”) covering the public sale of the 10,000,000 shares of common stock available for issuance under the plan.

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 14. 401(k) Plan

On January 15, 2007, the Company adopted the National Health Partners, Inc. 401(k) Plan. Under the plan, eligible employees may elect to contribute up to 100% of their compensation to the plan each year, subject to certain limitations imposed by the Internal Revenue Service.  The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company did not contribute to the plan during the three months ended September 30, 2012 and 2011, respectively, and did not contribute to the plan during the nine months ended September 30, 2012 and 2011, respectively.

Note 15. Common Stock and Warrants

The Company’s authorized capital consisted of 250,000,000 shares of common stock, $0.001 par value per share, of which 232,803,252 and 186,803,252 shares of common stock were outstanding at September 30, 2012 and 2011, respectively.  Warrants exercisable into an aggregate of 5,500,000 and 4,000,000 shares of the Company’s common stock were outstanding on September 30, 2012 and 2011, respectively.

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

The Company recognized $96,955 of expense for the three months ended September 30, 2012 and $249,932 for the nine months end September 30, 2012 in connection with issuance of these shares.

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
September 30, 2012
(Unaudited)

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

In September 2012, the Company executed a Promissory Note of $7,500. Provided the lender does not convert the note into stock, the principal together with interest of 15%, are due on December 6, 2012. Management is currently in negotiations to extend the note with the holder of the note for $7,500 that was due December 6, 2012 and the note holder has not made a demand for payment.

Note 16. Stock Options

Stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock were outstanding on September 30, 2012 and 2011, respectively, of which 125,000 and 100,000 shares were vested, respectively.  No options were exercised during the three months ended September 30, 2012 and 2011, respectively.  The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of between 214% and 282%, a risk-free interest rate of between 2.25% and 4.76% and a remaining contractual life of between 9.15 and 9.95 years.

Note 17. Related Party Transactions

None

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 18.  Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  On November 21, 2012 the Company entered into an agreement with Owl Road Corporation (“Owl”) whereby Owl will invest a total of $300,000 for certain exclusive marketing rights to our CARExpress membership programs. The $300,000 is in the form of a Promissory Note Convertible into common stock of the Company only if the Company has successfully performed a reverse split of its stock and/or has successfully increased its authorized number of shares it can issue as long as it provides enough stock to allow Owl the right to convert the entire note plus accrued interest into shares of the Company at a “post-split” price of $0.001 per share. The licensing agreement provides Owl with specific pricing for our programs and it provides Owl with exclusivity for the institutional market. This market includes large group accounts such as corporations with a minimum of 1,000 employees, associations, and unions. As part of the agreement, Owl began making payments in November and will continue with monthly payments through May 2013 with the first two payments being $25,000 and $50,000 each month beginning in January with a final payment being May 2013. As part of this agreement, Liberty Property has agreed to suspend all actions against the Company with regards to the past due rent which was owed to Liberty. As part of the agreement, Owl will make direct payments to Liberty. Each payment beginning in November and ending with the February payment will be paid directly to Liberty Property. Beginning in March, 2013 all subsequent payments will be made directly to the Company. The Company will begin making direct payments to Liberty for all rent beginning in March until the lease ends May 2013. At this time the Company is considering its options for either staying at the current location or possibly moving to another location once the lease has expired.

On December 20, 2012 the Company signed a convertible note for $21,000 with Wellesley, a private fund. The terms of the note is for 2 years paying an interest rate of 15%. The note is similar to other notes the Company has entered into.

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

We experienced an increase in revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. We experienced a decrease in revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Our gross profit margin for the three and nine months ended September 30, 2012 was lower than our gross profit margin for the three and nine months ended September 30, 2011.   Our net loss for the three and nine months ended September 30, 2012 was lower than our net loss for the three and nine months ended September 30, 2011.  Our cost-cutting initiatives resulted in a decrease in net cash used by operating activities during the nine months ended September 30, 2012 compared to the Nine months ended September 30, 2011.

We generated net revenue of $458,446 and $1,086,265 for the three and nine months ended September 30, 2012 compared to revenue of $434,339 and $1,309,817 for the three and nine months ended September 30, 2011.  We achieved a gross profit of $186,045 and $414,970 for the three and nine months ended September 30, 2012, compared to a gross profit of $236,341 and $584,482 for the three and nine months ended September 30, 2011.  We recognized a net loss of $169,045 and $603,397 ($0.00 and $0.00 per share) for the three and nine months ended September 30, 2012, respectively, compared to a net loss of $224,705 and $672,603, ($0.00 and $0.00 per share) for the three and nine months ended September 30, 2011, respectively.  Net cash used by operating activities was $163,098 for the nine months ended September 30, 2012 compared to $244,896 for the nine months ended September 30, 2011, representing a decrease of 33%.

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

We expect the number of CARExpressTM members generated each month to increase during the quarter ended December 31, 2012 as a number of deals that we have either recently closed or that we expect to close begin to generate members for us.  We also expect the number of CARExpressTM members generated each month to increase throughout the year and expect our retention rates to improve over the next 12 months since members generated through affinity groups have historically remained members of CARExpressTM for a much longer period of time than members generated through marketing companies.  As a result, we expect to generate an increasing amount of revenue during the year ended December 31, 2013.  We believe that this increase in revenue combined with the various cost-cutting initiatives that we implemented over the past several quarters will enable us to generate positive cash flows from operating activities during the year ended December 31, 2013 as the recurring membership fees from our increasing membership base overtake the costs associated with retaining existing members and obtaining new members.  We can provide no assurance, however, that our membership base will increase as projected, that our member retention rates will improve over the next 12 months, that we will generate the aforementioned projected revenue, or that we will generate positive cash flows from operating activities during the year ended December 31, 2013.

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

Comparison of the Three-Month Periods Ended September 30, 2012 and 2011

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue increased $24,107 to $458,446 for the three months ended September 30, 2012 from $434,339 for the three months ended September 30, 2011.

The increase of $24,107 resulted primarily from an increase in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs increased $74,403 to $272,401 for the three months ended September 30, 2012, from $197,998 for the three months ended September 30, 2011.  The increase of $74,403 was due to increases of $59,656 for sales commissions and $14,747 for PPO and provider network costs.  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes.  Employee compensation expense decreased $3,633 to $107,169 for the three months ended September 30, 2012, from $110,802 for the three months ended September 30, 2011.  The decrease of $3,633 was due primarily to decreases of $2,034 for salary expense, $1,448 for stock option expense and $151 for related payroll taxes.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $121,033 to $105,533 for the three months ended September 30, 2012 from $226,566 for the three months ended September 30, 2011.  The decrease of $121,033 was due primarily to a decrease of $122,199 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses increased $7,479 to $131,157 for the three months ended September 30, 2012 from $123,678 for the three months ended September 30, 2011.  The increase of $7,479 resulted primarily from an increase of $14,235 for bank service and credit card service charges associated with new and recurring member transactions, offset by decreases of $3,599 for office supplies, $1,156 for postage, as well as decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank and credit card service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $55,660 to $169,045 for the three months ended September 30, 2012, from $224,705 for the three months ended September 30, 2011.  The decrease of $55,660 was due to increases of $24,107 for revenue, $5,392 for gain on extinguishment of debt, decreases of $3,633 for employee compensation and $121,033 for professional fees, offset by increases of $74,403 for direct costs incurred in connection with the sale of our membership programs, $7,479 for other general and administrative expenses and an increase of $16,623 for interest expense.

Comparison of the Nine-Month Periods Ended September 30, 2012 and 2011

Revenue

Revenue consists almost exclusively of the monthly membership fees that we receive from members of our membership programs.  Revenue decreased $223,552 to $1,086,265 for the nine months ended September 30, 2012 from $1,309,817 for the nine months ended September 30, 2011.

The decrease of $223,552 resulted primarily from a decrease in sales through employers and affinity groups in connection with the shift in our sales strategy from sales through marketing companies to sales through employers and affinity groups. The remainder of the revenue that we generated during these periods was derived from existing members.  We expect revenue to increase over the next 12 months as a result of increased sales to employees and members of affinity groups through our marketing and distribution partners and our various marketing and advertising campaigns.

Direct Costs

Direct costs consist of sales commissions that we pay to our marketing and distribution partners and fees that we pay to our PPOs and provider networks for access to their networks.  Direct costs decreased $54,040 to $671,295 for the nine months ended September 30, 2012, from $725,335 for the nine months ended September 30, 2011.  The decrease of $54,040 was due to a decrease of $55,966 for PPO and provider network costs, offset by an increase of 1,926 for sales commissions..  We expect cost of sales to increase over the next 12 months as increased sales of our membership programs result in higher overall sales commission expenses and provider network costs.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expense, professional fees and other general and administrative expenses.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation, 401(k) contributions and other compensation that we pay to our employees and the related payroll taxes that are not associated with our selling and marketing activities.  Employee compensation expense decreased $74,207 to $333,203 for the nine months ended September 30, 2012, from $407,410 for the nine months ended September 30, 2011.  The decrease of $74,207 was due primarily to decreases of $36,140 for salary expense, $35,030 for stock option and restricted stock award expense and $3,037 for related payroll taxes.  We expect employee compensation expense to increase over the next 12 months as we begin to hire additional employees to support the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $184,419 to $292,603 for the nine months ended September 30, 2012 from $477,022 for the nine months ended September 30, 2011.  The decrease of $184,419 was due primarily to a decrease of $187,710 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations.

Other General and Administrative Expenses.  Other general and administrative expenses consist of office supplies expense, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, health insurance and other related benefit costs, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, marketing, general business expenses and miscellaneous general and administrative expenses that are not associated with our employee compensation and professional fees.  Other general and administrative expenses decreased $23,281 to $349,372 for the nine months ended September 30, 2012 from $372,653 for the nine months ended September 30, 2011.  The decrease of $23,281 resulted primarily from decreases of $2,503 for telephone, $8,868 for supplies, $1,952 for call center, $4,529 for investor relations, 8,245 for postage, $2,490 for corporate filing fees, $2,573 for financial printing, $5,627 for depreciation as well as decreases in other miscellaneous general and administrative expenses, offset by an increase of $16,903 for bank service and credit card service charges associated with new and recurring member transactions. We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for bank and credit card service charges, financial printer services, investor relations campaigns and activities, transfer agent fees, health insurance, rent, non-employee customer service representatives, supplies, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Net Loss

Our net loss decreased $69,206 to $603,397 for the nine months ended September 30, 2012, from $672,603 for the nine months ended September 30, 2011.  The decrease of $69,206 was due to decreases of $54,040 for direct costs incurred in connection with the sale of our membership programs, $74,207 for employee compensation expenses, $184,419 for professional fees, $23,281 for other general and administrative expenses, and an increase of $5,392 for gain on extinguishment of debt, offset by a decrease of $223,552 for revenue, and an increase of $48,581 for interest expense.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and promissory notes.  As of September 30, 2012, we had cash and cash equivalents of $8,242.

Net cash used by operating activities was $163,098 for the nine months ended September 30, 2012, compared to $244,896 for the nine months ended September 30, 2011.  The $81,798 decrease in cash used by operating activities was due primarily to a decrease of $69,206 for net loss, an increase of $22,331 for amortization of debt discount, an increase of $215,158 for accounts payable and accrued expenses, offset by a decrease of $218,820 for common stock issued for services and amortization of prepaid services, an increase of $57,509 for deposits an increase of $44,615 for deferred rent and an increase of $11,315 for refunds payable.

We did not have any cash flows from investing activities for the nine months ended September 30, 2012 and 2011.

Net cash provided by financing activities was $168,000 for the nine months ended September 30, 2012, compared to $224,150 for the nine months ended September 30, 2011.  The $56,150 decrease in cash provided by financing activities was due to the decrease of $208,150 in proceeds from the sale of stock and warrants offset by an increase of $152,000 in proceeds from the sale of notes payable and warrants.

Our primary sources of capital for the nine months ended September 30, 2012 are set forth below.

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

To date, our capital needs have been met primarily through sales of equity securities, promissory notes and proceeds received upon the exercise of warrants held by our security holders.   We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the exercise of warrants, our private offerings of securities and promissory notes to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

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

The Company’s authorized capital consists of 250,000,000 shares of common stock, of which 232,803,252 shares of common stock were outstanding at September 30, 2012.  The total of warrants exercisable into an aggregate of 5,500,000 shares of the Company’s common stock and stock options exercisable into an aggregate of 125,000 shares of the Company’s common stock at September 30, 2012 equal a total 5,625,000 shares of common stock underlying options and warrants that were outstanding at September 30, 2012.  The combination of the 232,803,252 shares of common stock outstanding and the 5,625,000 shares of potentially dilutive options and warrants outstanding at September 30, 2012 gives effect to a potential outstanding total of 238,428,252 of the authorized capital of 250,000,000 shares of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. However, with the inclusion of this report as well as our previous quarterly report, the Company has not filed in a timely manner which indicates that our disclosure controls and procedures are not operating effectively. The Company is taking steps to assure that future reporting will be done in a timely fashion. In  designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet management's objectives.

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

NATIONAL HEALTH PARTNERS, INC.

Date: December 31, 2012	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer