Form 10-Q/A
period 2012-09-30
National Health Partners Inc
filed 2013-01-04
CIK 1306109

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

Note 17. Related Party Transactions

None

National Health Partners, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 18.  Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  On November 21, 2012 the Company entered into an agreement with Owl Road Corporation (“Owl”) whereby Owl will invest a total of $300,000 for certain exclusive marketing rights to our CARExpress membership programs. The $300,000 is in the form of a Promissory Note Convertible into common stock of the Company only if the Company has successfully performed a reverse split of its stock and/or has successfully increased its authorized number of shares it can issue as long as it provides enough stock to allow Owl the right to convert the entire note plus accrued interest into shares of the Company at a “pre-split” price of $0.001 per share. The licensing agreement provides Owl with specific pricing for our programs and it provides Owl with exclusivity for the institutional market. This market includes large group accounts such as corporations with a minimum of 1,000 employees, associations, and unions. As part of the agreement, Owl began making payments in November and will continue with monthly payments through May 2013 with the first two payments being $25,000 and $50,000 each month beginning in January with a final payment being May 2013. As part of this agreement, Liberty Property has agreed to suspend all actions against the Company with regards to the past due rent which was owed to Liberty. As part of the agreement, Owl will make direct payments to Liberty. Each payment beginning in November and ending with the February payment will be paid directly to Liberty Property. Beginning in March, 2013 all subsequent payments will be made directly to the Company. The Company will begin making direct payments to Liberty for all rent beginning in March until the lease ends May 2013. At this time the Company is considering its options for either staying at the current location or possibly moving to another location once the lease has expired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH PARTNERS, INC.

Date: January 4, 2013	/s/ David M. Daniels
David M. Daniels
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer